Form 10-Q
period 1994-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1994-08-15
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                       June 30, 1994
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ___________________ to ____________________

     Commission File Number:                      0-12946
                              --------------------------------------------------

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                               59-2255857
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- - -------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 24, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

                      PART I. FINANCIAL INFORMATION CENTER
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1994      December 31,
                                                    (Unaudited)       1993
- - -------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 19,832,100  $ 22,203,200
 Buildings and improvements                           72,119,600   107,274,500
- - -------------------------------------------------------------------------------
                                                      91,951,700   129,477,700
Accumulated depreciation and amortization            (18,487,300)  (27,239,500)
- - -------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       73,464,400   102,238,200
Cash and cash equivalents                             20,990,600    19,160,900
Restricted cash                                          321,500       261,100
Restricted certificate of deposit                                       75,000
Rents receivable                                         656,900       876,600
Escrow deposits                                                         94,300
Other assets (primarily loan acquisition costs net
 of accumulated amortization of $244,100 and
 $241,900, respectively)                                 236,500       632,200
- - -------------------------------------------------------------------------------
                                                    $ 95,669,900  $123,338,300
- - -------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $ 22,762,500  $ 60,212,600
 Accrued real estate taxes                             1,547,500       845,900
 Accounts payable and accrued expenses                   396,500       585,900
 Distributions payable                                   555,600
 Due to Affiliates                                       122,100       205,500
 Security deposits                                       435,300       440,300
 Other liabilities                                        65,600       247,400
- - -------------------------------------------------------------------------------
                                                      25,885,100    62,537,600
- - -------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner                                                       (41,300)
 Limited Partners (100,000 Units authorized, issued
  and outstanding)                                    69,784,800    60,842,000
- - -------------------------------------------------------------------------------
                                                      69,784,900    60,800,700
- - -------------------------------------------------------------------------------
                                                     $95,669,900  $123,338,300
- - -------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1993                                      $ (11,000) $63,837,800  $63,826,800
Net (loss) for the
 year ended
 December 31, 1993                           (30,300)  (2,995,800)  (3,026,100)
- - -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                        (41,300)  60,842,000   60,800,700
Net income for the
 six months ended
 June 30, 1994                               141,300   17,842,800   17,984,100
Distributions for the
 six months ended
 June 30, 1994                              (100,000)  (8,900,000)  (9,000,000)
- - -------------------------------------------------------------------------------
Partners' capital,
 June 30, 1994                             $       0  $69,784,800  $69,784,800
- - -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1994         1993
- - -------------------------------------------------------------------------------
 Income:
 Rental                                               $ 3,178,200  $ 4,371,300
 Interest                                                 405,700      126,900
- - -------------------------------------------------------------------------------
                                                        3,583,900    4,498,200
- - -------------------------------------------------------------------------------
 Expenses:
 Interest                                                 611,000    1,035,100
 Depreciation and amortization                            717,500      863,000
 Property operating                                       853,000      888,100
 Real estate taxes and insurance                          532,500      499,600
 Repairs and maintenance                                  346,700      415,000
 General and administrative                                83,700       98,600
- - -------------------------------------------------------------------------------
                                                        3,144,400    3,799,400
- - -------------------------------------------------------------------------------
 Income before gain on sale of properties, provision
  for value impairment and extraordinary (loss) on
  early extinguishments of debt                           439,500      698,800
 Gain on sale of properties, net                       18,028,700
 Provision for value impairment                                     (5,500,000)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishments of debt                        18,468,200   (4,801,200)
 Extraordinary (loss) on early extinguishments of
  debt                                                 (1,151,600)
- - -------------------------------------------------------------------------------
 Net income (loss)                                    $17,316,600  $(4,801,200)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to General Partners      $    74,600  $   (48,000)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $17,242,000  $(4,753,200)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishments of debt allocated to Limited
  Partners per Unit (100,000 Units authorized,
  issued and outstanding)                             $    183.58  $    (47.53)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (100,000 Units authorized, issued and
  outstanding)                                        $    172.20  $    (47.53)
- - -------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1994         1993
- - -------------------------------------------------------------------------------
 Income:
 Rental                                               $ 7,536,700  $ 8,689,000
 Interest                                                 463,800      244,800
- - -------------------------------------------------------------------------------
                                                        8,000,500    8,933,800
- - -------------------------------------------------------------------------------
 Expenses:
 Interest                                               1,629,200    2,102,100
 Depreciation and amortization                          1,615,700    1,755,600
 Property operating                                     1,685,600    1,687,000
 Real estate taxes and insurance                        1,049,900    1,049,100
 Repairs and maintenance                                  754,700      742,000
 General and administrative                               158,300      185,700
- - -------------------------------------------------------------------------------
                                                        6,893,400    7,521,500
- - -------------------------------------------------------------------------------
 Income before gain on sale of properties, provision
  for value impairment and extraordinary (loss) on
  early extinguishments of debt                         1,107,100    1,412,300
 Gain on sale of properties, net                       18,028,700
 Provision for value impairment                                     (5,500,000)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishments of debt                        19,135,800   (4,087,700)
 Extraordinary (loss) on early extinguishments of
  debt                                                 (1,151,600)    (540,100)
- - -------------------------------------------------------------------------------
 Net income (loss)                                    $17,984,200  $(4,627,800)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to General Partners      $   141,400  $   (46,300)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $17,842,800  $(4,581,500)
- - -------------------------------------------------------------------------------
 Net income (loss) before extraordinary (loss) on
  early extinguishments of debt allocated to Limited
  Partners per Unit (100,000 Units authorized,
  issued and outstanding)                             $    189.91  $    (40.47)
- - -------------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (100,000 Units authorized, issued and
  outstanding)                                        $    178.43  $    (45.82)
- - -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                      1994          1993
- - -----------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income (loss)                                $ 17,984,200  $ (4,627,800)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
 Depreciation and amortization                       1,615,700     1,755,600
 Extraordinary loss on early extinguishments of
  debt                                               1,151,600       540,100
 Gain on sale of properties                        (18,028,700)
 Provision for value impairment                                    5,500,000
 Changes in assets and liabilities:
  Decrease in rents receivable                         219,700       392,500
  (Increase) in restricted cash                        (60,400)         (400)
  (Increase) decrease in other assets, net of
   accumulated amortization                             (4,400)      430,300
  Increase in accrued real estate taxes                701,600       384,700
  (Decrease) in accounts payable and accrued
   expenses                                           (189,400)     (162,800)
  (Decrease) increase in due to Affiliates             (89,900)       18,600
  (Decrease) in other liabilities                     (181,800)      (35,900)
- - -----------------------------------------------------------------------------
    Net cash provided by operating activities        3,118,200     4,194,900
- - -----------------------------------------------------------------------------
 Cash flows from investing activities:
 Proceeds from sale of properties                   46,646,000
 Payments for capital and tenant improvements       (1,052,600)     (826,100)
 Decrease (increase) in escrow deposits                 94,300      (338,400)
 Purchase of commercial rental property                           (3,081,400)
 Maturity of (investment in) restricted
  certificate of deposit                                75,000       (75,000)
- - -----------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                     45,762,700    (4,320,900)
- - -----------------------------------------------------------------------------
 Cash flows from financing activities:
 Principal payments on mortgage loans payable      (37,450,100)  (15,466,400)
 Proceeds from issuance of mortgage loan                          22,500,000
 Refund of deposit on loan                                           225,000
 Loan acquisition costs incurred                                    (387,400)
 Distributions paid to Partners                     (8,444,500)
 Prepayment costs on mortgage loans                 (1,151,600)     (540,100)
 (Decrease) increase in security deposits               (5,000)       65,200
- - -----------------------------------------------------------------------------
    Net cash (used for) provided by financing
     activities                                    (47,051,200)    6,396,300
- - -----------------------------------------------------------------------------
 Net increase in cash and cash equivalents           1,829,700     6,270,300
 Cash and cash equivalents at the beginning of
  the period                                        19,160,900    10,809,700
- - -----------------------------------------------------------------------------
 Cash and cash equivalents at the end of the
  period                                          $ 20,990,600  $ 17,080,000
- - -----------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the period                  $  1,706,100  $  2,196,800
- - -----------------------------------------------------------------------------
 Non-cash financing activities:
 Assumption of mortgage note                                    $  4,868,600
- - -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement on Form S-11, filed with the Securities and Exchange Commission. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1994, are not necessarily indicative of the operating results for the year ending December 31, 1994.

The financial statements include the Partnership's 50% interest in three joint ventures, one of which was sold in April, 1994, and a 100% interest in one joint venture. The joint ventures are operated under the control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets and liabilities is included in the financial statements.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss is recognized in accordance with generally accepted accounting principles.

Cash equivalents are defined as all highly liquid investments purchased with a maturity of three months or less.

Restricted cash represents tenant security deposits for the Partnership's New York property that are required to be placed in interest-earning accounts.

Restricted certificate of deposit represented funds reserved from loan proceeds received in connection with the refinancing of the El Paso Natural Gas Building ("El Paso"), which funds were placed in an interest-bearing investment. Under the terms of the loan agreement this amount was available to be used for future loan servicing costs. As a result of the sale of El Paso, these funds are no longer restricted.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale of a Partnership property shall be allocated: first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners or 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. Net Losses from the sale of a Partnership property shall be allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Unit Holders until the balance in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Unit Holders and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. Net Losses (exclusive of Net Losses from the sale of a Partnership property) shall be allocated 1% to the General Partners and 99% to the Unit Holders. For the quarter and six months ended June 30, 1994, the General Partners were allocated distributable Cash Flow and, accordingly, Net Profits from operations of approximately $55,600 and $100,000, respectively. For the quarter and six months ended June 30, 1994, the General Partners were allocated Net Profits from the sale of a Partnership property of approximately $221,800, which is net of a loss on early extinguishment of debt of approximately $11,200, Net Losses from the sale of a Partnership property of approximately $178,100 and Net Losses from early extinguishment of debt of approximately $2,400.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1994 are as follows:


                                                         Paid
                                                  Quarter  Six Months Payable
- - ------------------------------------------------------------------------------
Property management and leasing fees              $196,800  $432,800  $ 59,300
Reimbursement of property insurance premiums, at
 cost                                               20,400    88,200      None
Real estate commissions (a)                           None      None    48,500
Reimbursement of expenses, at cost:
 (1) Accounting                                      9,400    13,400     4,200
 (2) Investor communication                          4,900     8,000     1,600
 (3) Legal                                          37,200    54,400     8,500
- - ------------------------------------------------------------------------------
                                                  $268,700  $596,800  $122,100
- - ------------------------------------------------------------------------------

(a) As of June 30, 1994, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these fees will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank, ("Firstate") an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at the Citrus Center. The lease expires in February, 2002. For the quarter and six months ended June 30, 1994, Firstate paid approximately $62,600 and $119,200 in total rents, respectively.

3. MORTGAGE LOANS PAYABLE:

The mortgage loan collateralized by the Glendale Center Shopping Mall has been further extended until September 1, 1994. All other terms of the loan remained the same.

The Managing General Partner had been engaged in discussions with the mortgage holder regarding restructuring of the mortgage loan collateralized by the Fashion Atrium Building ("Fashion Atrium"). The Managing General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. The Managing General Partner intends to assist in the orderly conveyance of title of the property to the mortgage holder and is actively negotiating a Cash Collateral Use Agreement with the mortgage holder. As of June 30, 1994, accrued real estate taxes plus penalties and interest totalled approximately $1,615,000, of which the Partnership's proportionate share is approximately $807,500. The scheduled monthly payments of interest due on the loan were funded from Fashion Atrium's cash flow through June 1, 1994. As of the date of this report, the interest payment due on July 1, 1994 has been suspended. At the point in time in which the conveyance of title occurs, the Partnership would be relieved of its obligation under the mortgage loan of approximately $12,100,000 and any ownership in Fashion Atrium.

On May 27, 1994 the Partnership repaid the mortgage loan collateralized by the Citrus Center for a total amount of approximately $9,731,000, including a prepayment penalty of approximately $237,300. The prepayment penalty was recorded as an extraordinary loss on early extinguishment of debt.

On June 6, 1994 the Partnership repaid the mortgage loan collateralized by Shoppes of West Melbourne in the amount of $4,000,000.

4. PROPERTY SALES:

On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each have a 50% interest, sold its interest in the El Paso Natural Gas Building, located in El Paso, Texas, for a sale price of $88,450,000. The outstanding indebtedness on this property of approximately $42,757,000 was satisfied at closing. The joint venture incurred selling expenses of approximately $3,673,300, of which approximately $1,828,600 related to a prepayment penalty on the early extinguishment of debt. The joint venture received net sale proceeds of approximately $84,776,700, of which the Partnership's share was approximately $42,388,400. The net gain reported by the Partnership for financial statement purposes was approximately $18,050,300. For tax reporting purposes the Partnership will report a gain of approximately $28,681,600. The above sale was an all-cash sale, with no further involvement on the part of the Partnership.

On June 10, 1994 the Partnership sold the Triangle Building, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of approximately $83,200, including $6,500 of accrued legal fees. The outstanding indebtedness on this property of approximately $2,218,800 was assumed by the buyer at closing. The Partnership received sale proceeds of approximately $3,343,300. The total loss to the Partnership in connection with this sale was approximately $4,935,900 of which $4,000,000 was recorded in 1993 as a provision for value impairment. For tax reporting purposes the Partnership will report a loss of approximately $2,700,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a discussion of the Partnership's business.

OPERATIONS
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Cash Flow generated by Partnership operations. To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital. The statements of cash flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                        Comparative Cash Flow Results
                               For the Quarters Ended  For the Six Months Ended
                                6/30/94     6/30/93      6/30/94     6/30/93
- - -------------------------------------------------------------------------------
Amount of Cash Flow (as
defined in the Partnership
Agreement                     $ 1,106,000 $  1,280,800 $ 2,363,700 $  2,663,000
Average Capital Investment    $97,333,000 $100,000,000 $98,667,000 $100,000,000
Annualized return on Capital
Investment (Annualized Cash
Flow/Average Capital
Investment)                         4.55%        5.12%       4.79%        5.33%
- - -------------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to change as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, property operating expenses, repairs and maintenance and real estate taxes are expected to decline, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, mortgage debt repayments or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes these funds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow.

The decrease in Cash Flow results for the quarter and six months ended June 30, 1994 is primarily due to a decrease in rental revenues, partially offset by a decrease in debt service payments. Rental revenues decreased at the El Paso Natural Gas Building ("El Paso") and Triangle Building ("Triangle") due to the sales of these properties on April 6, 1994 and June 10, 1994, respectively. In addition, rental revenues decreased at Fashion Atrium Building ("Fashion Atrium"), Glendale Center Shopping Mall ("Glendale") and Shoppes of West Melbourne ("Shoppes"). Debt service payments decreased as a result of the payoff of the mortgage loan collateralized by El Paso at the time of sale of this property, the payoff of the mortgage loan collateralized by the Citrus Center on May 27, 1994 and the payoff of the mortgage loan collateralized by Shoppes on June 6, 1994. Partially offsetting the decrease in Cash Flow results was an increase in interest income earned on short-term investments due to an increase in funds available for such investments.

Rental revenues at El Paso for the six months ended June 30, 1994 and 1993 were approximately $1,003,400 and $1,806,700, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $62,700 and $910,800, respectively. This decrease was due to the sale of the property on April 6, 1994.

Rental revenues at Triangle for the six months ended June 30, 1994 and 1993 were approximately $368,500 and $464,600, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $136,400 and $238,600, respectively. This decrease was primarily due to the sale of the building on June 10, 1994 and the write-off in 1994 of certain tenant receivables.

Rental revenues at Glendale for the six months ended June 30, 1994 and 1993 were approximately $1,737,100 and $2,012,900, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $849,100 and $1,145,700, respectively. Rental revenues decreased primarily due to the recognition in 1993 of billings made for the collection of additional tenant reimbursements for real estate taxes paid in prior years.

Rental revenues at Fashion Atrium for the six months ended June 30, 1994 and 1993 were approximately $993,300 and $1,287,300, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $444,500 and $658,400, respectively. The decrease in rental revenues for the periods under comparison was due to decreased tenant expense reimbursements and a decrease in the quarterly and six-month average occupancy rates from 76% and 75%, respectively, in 1993 to 72% and 71%, respectively, in 1994.

Rental revenues at Shoppes for the six months ended June 30, 1994 and 1993 were approximately $643,200 and $667,700, respectively, and for the quarters ended June 30, 1994 were approximately $313,100 and $334,300, respectively. The decrease in rental revenues was primarily due to a decrease in the quarterly and six-month average occupancy rates from 98% in 1993 to 93% in 1994. Partially offsetting the decrease in base rental revenues was an increase in tenant reimbursements in 1994 for 1993 real estate taxes.

Rental revenues at Citrus Center for the six months ended June 30, 1994 and 1993 were approximately $2,200,600 and $1,949,800, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $1,057,200 and $833,900, respectively. This increase in rental revenues was primarily due to a 1993 adjustment of previously billed tenant expense reimbursements which had been overestimated. In addition, rental income increased due to an increase in the base rental rates charged to new and renewing tenants and an increase in the quarterly and six-month average occupancy rates from 82% in 1993 to 84% in 1994.

Rental revenues at Richmond for the six months ended June 30, 1994 and 1993 were approximately $590,500 and $499,900, respectively, and for the quarters ended June 30, 1994 and 1993 were approximately $314,100 and $249,500, respectively. This increase was primarily due to an increase in the quarterly and six-month average occupancy rates from 88% in 1993 to 91% in 1994.

To increase occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of June 30, 1994 when compared to December 31, 1993 resulted primarily from proceeds from the sales of El Paso and Triangle and the net cash provided by operating activities exceeding the principal payoffs of the mortgage loans collateralized by El Paso, Citrus Center and Shoppes along with prepayment costs, the distributions paid to Partners and payments made for capital and tenant improvements. The liquid assets of the Partnership as of June 30, 1994 were comprised of amounts held for working capital purposes and undistributed Sale Proceeds.

Net cash provided by operating activities decreased from $4,194,900 for the six months ended June 30, 1993 to $3,118,200 for the six months ended June 30, 1994. This decrease was primarily due to the decrease in Cash Flow as discussed above along with the timing of the collection of rental revenues and the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from $(4,320,900) for the six months ended June 30, 1993 to $45,762,700 for the six months ended June 30, 1994. This change was due primarily to the collection of $46,646,000 of proceeds from the sales of El Paso and Triangle along with the maturity of the restricted certificate of deposit established in connection with the El Paso refinancing completed in 1993, partially offset by an increase in payments for capital and tenant improvements.

During the six months ended June 30, 1994, the Partnership spent approximately $1,052,600 for capital and tenant improvements and has budgeted to spend approximately $3,570,000 during the remainder of 1994. Included in the remaining budgeted amount is approximately $2,350,000 and $900,000 relating to anticipated capital and tenant improvements at the Citrus Center and Glendale, respectively. The Managing General Partner believes these improvements will be necessary to secure new tenants and to maintain occupancy levels as existing tenant leases expire.

On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in El Paso, located in El Paso, Texas, for a sale price of $88,450,000. The Partnership's share of sale proceeds was approximately $21,009,900, net of selling expenses, including the mortgage prepayment penalty, and the payoff of a mortgage loan collateralized by the property. The Partnership distributed $8,000,000 of these proceeds to the Limited Partners in late May 1994 and the remainder was added to working capital. The Partnership used approximately $9,731,000 of working capital to repay the mortgage loan collateralized by the Citrus Center including a prepayment penalty of approximately $237,300 and used $4,000,000 of working capital to repay the mortgage loan collateralized by Shoppes which matured in June 1994.

On June 10, 1994 the Partnership sold the Triangle Building, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of approximately $83,200, including $6,500 of accrued legal fees. Proceeds received from the sale were approximately $1,124,500, net of selling expenses and the assumption of a mortgage loan collateralized by the property by the buyer. The proceeds from this sale were added to the Partnership's working capital.

Net cash provided by (used for) financing activities changed from $6,396,300 for the six months ended June 30, 1993 to ($47,051,200) for the six months ended June 30, 1994. This change was primarily due to the payoff of mortgage loans collateralized by El Paso, Citrus Center and Shoppes, along with related prepayment penalties and the distribution of Sale Proceeds to Partners in 1994 exceeding the net Refinancing Proceeds and deposit refund received on the refinancing of El Paso in 1993, reduced by loan acquisition costs and a prepayment penalty relating to the previous El Paso loan.

On May 27, 1994 the Partnership repaid the balance of the mortgage loan collaterized by the Citrus Center in the amount of approximately $9,731,000, including a prepayment penalty of approximately $237,300.

On June 6, 1994 the Partnership repaid the mortgage loan collateralized by Shoppes in the amount of $4,000,000.

The mortgage loan collateralized by Glendale has been further extended until September 1, 1994. All other terms of the loan remained the same. The Managing General Partner continues to discuss the possibility of receiving a longer-term extension with the existing lender and to pursue permanent financing opportunities with other potential lenders.

The Managing General Partner had been engaged in discussions with the mortgage holder regarding restructuring of the mortgage loan collateralized by Fashion Atrium. The Managing General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. The Managing General Partner intends to assist in the orderly conveyance of title of the property to the mortgage holder and is actively negotiating a Cash Collateral Use Agreement with the mortgage holder. At the point in time in which the conveyance of title occurs, the Partnership will be relieved of its obligation under the mortgage loan of approximately $12,100,000 and any ownership in Fashion Atrium.

The Managing General Partner continues to take a very conservative approach to projections of future rental income and to maintain a significant level of cash reserves for the Partnership. The cash reserves are needed because of the Partnership's cash requirements during the next several years, which may be quite substantial due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties and the potential repayment of the loan collateralized by Glendale. As a result of these concerns, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves and retained a portion of the Sale and Refinancing Proceeds as discussed in previous paragraphs. For the quarter and six months ended June 30, 1994, Cash Flow retained to supplement working capital reserves approximated $550,400 and $1,363,700, respectively. The Managing General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow and Sale Proceeds will be sufficient to cover budgeted expenditures as well as the potential repayment of the loan collateralized by Glendale and any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended June 30, 1994 were declared in the amount of $5.00 per Unit. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to investors is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

                          PART II. OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:
- - -------   ---------------------------------

      (a) Exhibits: None

      (b) Reports on Form 8-K:

          A report on Form 8-K dated April 6, 1994, was filed reporting the sale of the El Paso Natural Gas Building, located in El Paso, Texas.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 MANAGING GENERAL PARTNER


Date: August 12, 1994        By: /s/          DOUGLAS CROCKER II
      ---------------            --------------------------------------------
                                              DOUGLAS CROCKER II
                                    President and Chief Executive Officer


Date: August 12, 1994         By: /s/           MICHAEL J. MCHUGH
      ---------------             ---------------------------------------------
                                                MICHAEL J. MCHUGH
                                            Senior Vice President and
                                             Chief Financial Officer