Form 10-Q
period 1994-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1994-11-14
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the period ended                    September 30, 1994
                       ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from                      to
                                 --------------------    -------------------
  Commission File Number:                           0-12946
                         ----------------------------------------------------

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX
- - -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                            59-2255857
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
- - ------------------------------------------------------- ---------------------
(Address of principal executive offices)                       (Zip Code)

                                (312) 207-0020
- - -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- - -----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                    September 30,
                                                        1994      December 31,
                                                     (Unaudited)      1993
- - -------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $19,832,100  $ 22,203,200
 Buildings and improvements                           73,072,000   107,274,500
- - -------------------------------------------------------------------------------
                                                      92,904,100   129,477,700
Accumulated depreciation and amortization            (19,130,000)  (27,239,500)
- - -------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       73,774,100   102,238,200
Cash and cash equivalents                             20,342,400    19,160,900
Restricted cash                                          389,900       261,100
Restricted certificate of deposit                                       75,000
Rents receivable                                         742,700       876,600
Escrow deposits                                                         94,300
Other assets (primarily loan acquisition costs net
 of accumulated amortization of $254,300 and
 $241,900, respectively)                                 350,700       632,200
- - -------------------------------------------------------------------------------
                                                     $95,599,800  $123,338,300
- - -------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                              $23,171,200  $ 60,212,600
 Accrued real estate taxes                               983,900       845,900
 Accounts payable and accrued expenses                   704,400       585,900
 Distributions payable                                   555,600
 Due to Affiliates                                        92,400       205,500
 Security deposits                                       506,400       440,300
 Other liabilities                                       110,400       247,400
- - -------------------------------------------------------------------------------
                                                      26,124,300    62,537,600
Partners' (deficit) capital:
 General Partner                                                       (41,300)
 Limited Partners (100,000 Units authorized, issued
  and outstanding)                                    69,475,500    60,842,000
- - -------------------------------------------------------------------------------
                                                      69,475,500    60,800,700
- - -------------------------------------------------------------------------------
                                                     $95,599,800  $123,338,300
- - -------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1994
and the year ended December 31, 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners    Partners       Total
- - -----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                         $ (11,000) $63,837,800  $63,826,800
Net (loss) for the year ended
 December 31, 1993                         (30,300)  (2,995,800)  (3,026,100)
- - -----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                         (41,300)  60,842,000   60,800,700
Net income for the nine months ended
 September 30, 1994                        196,900   18,033,500   18,230,400
Distributions for the nine months ended
 September 30, 1994                       (155,600)  (9,400,000)  (9,555,600)
- - -----------------------------------------------------------------------------
Partners' capital, September 30, 1994    $       0  $69,475,500  $69,475,500
- - -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1994        1993
- - ---------------------------------------------------------------------------
Income:
 Rental                                              $2,877,900  $4,462,000
 Interest                                               233,300     138,500
- - ---------------------------------------------------------------------------
                                                      3,111,200   4,600,500
- - ---------------------------------------------------------------------------
Expenses:
 Interest                                               418,700   1,031,200
 Depreciation and amortization                          652,800     830,400
 Property operating                                     838,900     917,800
 Real estate taxes and insurance                        476,700     479,500
 Repairs and maintenance                                363,200     375,000
 General and administrative                              73,500      73,600
- - ---------------------------------------------------------------------------
                                                      2,823,800   3,707,500
- - ---------------------------------------------------------------------------
Income before expenses on sale of properties            287,400     893,000
Expenses on sale of properties                          (41,200)
- - ---------------------------------------------------------------------------
Net income                                           $  246,200  $  893,000
- - ---------------------------------------------------------------------------
Net income allocated to General Partners             $   55,600  $    8,900
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners             $  190,600  $  884,100
- - ---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units authorized, issued and outstanding)  $     1.91  $     8.84
- - ---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                         1994         1993
- - -------------------------------------------------------------------------------
Income:
 Rental                                               $10,414,600  $13,151,000
 Interest                                                 697,100      383,300
- - -------------------------------------------------------------------------------
                                                       11,111,700   13,534,300
- - -------------------------------------------------------------------------------
Expenses:
 Interest                                               2,047,900    3,133,300
 Depreciation and amortization                          2,268,500    2,586,000
 Property operating                                     2,524,500    2,604,800
 Real estate taxes and insurance                        1,526,600    1,528,600
 Repairs and maintenance                                1,117,900    1,117,000
 General and administrative                               231,800      259,300
- - -------------------------------------------------------------------------------
                                                        9,717,200   11,229,000
- - -------------------------------------------------------------------------------
Income before gain on sale of properties, provision
 for value impairment and extraordinary (loss) on
 early extinguishment of debt                           1,394,500    2,305,300
Gain on sale of properties, net                        17,987,500
Provision for value impairment                                      (5,500,000)
- - -------------------------------------------------------------------------------
Income (loss) before extraordinary (loss) on early
 extinguishment of debt                                19,382,000   (3,194,700)
Extraordinary (loss) on early extinguishment of debt   (1,151,600)    (540,100)
- - -------------------------------------------------------------------------------
Net income (loss)                                     $18,230,400  $(3,734,800)
- - -------------------------------------------------------------------------------
Net income (loss) allocated to General Partners       $   196,900  $   (37,300)
- - -------------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners       $18,033,500  $(3,697,500)
- - -------------------------------------------------------------------------------
Net income (loss) before extraordinary (loss) on
 early extinguishment of debt allocated to Limited
 Partners per Unit (100,000 Units authorized, issued
 and outstanding)                                     $    191.72  $    (31.63)
- - -------------------------------------------------------------------------------
Net income (loss) allocated to Limited Partners per
 Unit (100,000 Units authorized, issued and
 outstanding)                                         $    180.34  $    (36.98)
- - -------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1994 and 1993
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1994         1993
- - ------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                                   $18,230,400  $(3,734,800)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                         2,268,500    2,586,000
 Extraordinary loss on early extinguishment of debt    1,151,600      540,100
 Gain on sale of properties                          (17,987,500)
 Provision for value impairment                                     5,500,000
 Changes in assets and liabilities:
  Decrease in rents receivable                           133,900      230,100
  (Increase) in restricted cash                         (128,800)      (2,700)
  (Increase) decrease in other assets, net of
   accumulated amortization                             (128,800)     422,300
  Increase (decrease) in accrued real estate taxes       138,000      (20,500)
  Increase in accounts payable and accrued expenses      118,500      714,600
  (Decrease) increase in due to Affiliates              (113,100)      49,200
  (Decrease) in other liabilities                       (137,000)     (36,800)
- - ------------------------------------------------------------------------------
   Net cash provided by operating activities           3,545,700    6,247,500
- - ------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of properties                     46,598,400
 Payments for capital and tenant improvements         (2,005,000)  (1,340,200)
 Decrease (increase) in escrow deposits                   94,300     (280,800)
 Purchase of commercial rental property                            (3,081,400)
 Maturity of (investment in) restricted certificate
  of deposit                                              75,000      (75,000)
- - ------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                        44,762,700   (4,777,400)
- - ------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans payable        (37,041,400) (15,760,600)
 Proceeds from issuance of mortgage loan                           22,500,000
 Refund of deposit on loan                                            225,000
 Loan acquisition costs incurred                                     (396,500)
 Distributions paid to Partners                       (9,000,000)
 Prepayment costs on mortgage loans payable           (1,151,600)    (540,100)
 Increase in security deposits                            66,100       66,500
- - ------------------------------------------------------------------------------
   Net cash (used for) provided by financing
    activities                                       (47,126,900)   6,094,300
- - ------------------------------------------------------------------------------
Net increase in cash and cash equivalents              1,181,500    7,564,400
Cash and cash equivalents at the beginning of the
 period                                               19,160,900   10,809,700
- - ------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $20,342,400  $18,374,100
- - ------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $ 1,866,000  $ 3,229,100
- - ------------------------------------------------------------------------------
 Non cash financing activities:
 Assumption of mortgage note                                       $4,868,600
- - ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1994, are not necessarily indicative of the operating results for the year ending December 31, 1994.

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

Certain reclassifications have been made to the previously reported 1993 financial statements in order to provide comparability with the 1994 financial statements. These reclassifications have not changed the 1993 results.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale of a Partnership property shall be allocated: first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale Proceeds to be distributed to the General Partners or 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. Net Losses from the sale of a Partnership property shall be allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Unit Holders until the balance in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Unit Holders and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. Net Losses (exclusive of Net Losses from the sale of a Partnership property) shall be allocated 1% to the General Partners and 99% to the Unit Holders. For the quarter and nine months ended September 30, 1994, the General Partners were allocated distributable Cash Flow and, accordingly, Net Profits from operations of approximately $55,600 and $155,600, respectively. For the nine months ended September 30, 1994, the General Partners were allocated Net Profits from the sale of a Partnership property of approximately $221,400 (which is net of a loss on early extinguishment of debt of approximately $11,200), Net Losses from the sale of a Partnership property of $177,700 and Net Losses from early extinguishment of debt of approximately $2,400.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1994 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
- - ------------------------------------------------------------------------------
Property management and leasing fees              $167,100  $599,900   $38,100
Reimbursement of property insurance premiums, at
 cost                                               43,700   131,900      None
Real estate commissions (a)                           None      None    48,500
Reimbursement of expenses, at cost:
 (1) Accounting                                      8,500    21,900     4,200
 (2) Investor communication                          3,700    11,700     1,600
 (3) Legal                                         134,500   188,900      None
- - ------------------------------------------------------------------------------
                                                  $357,500  $954,300   $92,400
- - ------------------------------------------------------------------------------

(a) As of September 30, 1994, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commissions have been accrued but not paid. Under the terms of the Partnership Agreement, these fees will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Firstate Financial A Savings Bank, ("Firstate") an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at the Citrus Center. The lease expires in February, 2002. For the quarter and nine months ended September 30, 1994, Firstate paid approximately $55,000 and $174,200 in total rents, respectively.

3. MORTGAGE LOANS PAYABLE:

The maturity date of the mortgage loan collateralized by the Glendale Center Shopping Mall ("Glendale") had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's proportionate share was $2,150,000. This principal payment, along with the payment of a $50,000 fee, further extended the loan's maturity until November 30, 1994. The joint venture has received a verbal commitment from a new lender for a $17,000,000 loan. The joint venture is entitled to exercise one 2-month extension of the maturity date to January 31, 1995 with the existing lender if the new loan does not close by November 30, 1994, provided that the joint venture pays an additional principal payment of $3,700,000 and a $50,000 fee.

The Managing General Partner had been engaged in discussions with the mortgage holder regarding restructuring of the mortgage loan collateralized by the Fashion Atrium Building ("Fashion Atrium"). The Managing General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement ("the Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred approximately $1,311,000, of which the Partnership's proportionate share is approximately $655,000, of accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY in the amount of approximately $2,313,200, of which the Partnership's proportionate share is approximately $1,156,600, for the payment of accrued real estate taxes plus penalties and interest. FANY is currently assisting in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy case filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan is scheduled for November 22, 1994. It is anticipated that conveyance of title of the property will occur pursuant to the terms and conditions of the confirmed plan prior to 1995. At the point in time in which the conveyance of title occurs, the Partnership would be relieved of its obligation under the mortgage loan of approximately $13,269,100 less amounts held in safekeeping. Upon consummation of the Bankruptcy, the assets and liabilities of FANY will be conveyed to the mortgage holder.

On May 27, 1994 the Partnership repaid the mortgage loan collateralized by the Citrus Center for a total amount of approximately $9,731,000, including a prepayment penalty of approximately $237,300. The prepayment penalty was recorded as an extraordinary loss on early extinguishment of debt.

The Partnership repaid the mortgage loan collateralized by Shoppes of West Melbourne in the amount of $4,000,000 on June 6, 1994, its scheduled maturity date.

4. PROPERTY SALES:

On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest (the "Joint Venture"), sold its interest in the El Paso Natural Gas Building, located in El Paso, Texas, for a sale price of $88,450,000. The outstanding indebtedness on this property of approximately $42,757,000 was satisfied at closing. The Joint Venture incurred selling expenses of approximately $3,743,100, of which approximately $1,828,600 related to a prepayment penalty on the early extinguishment of debt. The Joint Venture received net sale proceeds of approximately $84,707,000, of which the Partnership's share was approximately $42,353,500. The net gain reported by the Partnership for financial statement purposes was approximately $18,015,400. For tax reporting purposes the Partnership will report a gain of approximately $28,646,700. The above sale was an all-cash sale, with no further involvement on the part of the Joint Venture.

On June 10, 1994 the Partnership sold the Triangle Building, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of approximately $89,400. The outstanding indebtedness on this property of approximately $2,218,800 was assumed by the buyer at closing. The Partnership received sale proceeds of approximately $3,330,600. The total loss to the Partnership in connection with this sale was approximately $4,942,200 of which $4,000,000 was recorded in 1993 as a provision for value impairment. For tax reporting purposes the Partnership will report a loss of approximately $2,700,000.

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

                                        Comparative Cash Flow Results
                                  For the Quarters       For the Nine Months
                                       Ended                    Ended
                                9/30/94     9/30/93      9/30/94     9/30/93
- - -------------------------------------------------------------------------------
Amount of Cash Flow (as
 defined in the Partnership
 Agreement                    $   940,200 $  1,429,200 $ 3,303,900 $  4,092,200
Average Capital Investment    $92,000,000 $100,000,000 $96,444,400 $100,000,000
Annualized return on Capital
 Investment (Annualized Cash
 Flow/Average Capital
 Investment)                        4.09%        5.72%       4.57%        5.46%
- - -------------------------------------------------------------------------------

As the Partnership enters the disposition phase of its life cycle, comparisons of Cash Flow results between periods are complicated. Partnership Cash Flow is generally expected to decrease as real property interests are sold since the Partnership no longer receives Cash Flow generated from such real property interests. Accordingly, rental income, interest expense, property operating expenses, real estate taxes and insurance and repairs and maintenance expenses are expected to decline as well, but will continue to comprise the significant components of Cash Flow and operating results until the final property sale. The sales of El Paso Natural Gas Building ("El Paso") in April 1994 and the Triangle Building ("Triangle") in June 1994 account for the significant decreases in Cash Flow and operating results for the quarter and nine months ended September 30, 1994. The net effect of these transactions was a decrease in Cash Flow of approximately $331,500 and $627,800, respectively. Also, during the disposition phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of distributions to Limited Partners, mortgage debt repayments or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes these funds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow.

Aside from these transactions, Cash Flow results for the quarter and nine months ended September 30, 1994 decreased when compared to the quarter and nine months ended September 30, 1993 by approximately $157,500 and $160,400, respectively. These decreases were due to: 1) decreased rental revenues at Fashion Atrium Building ("Fashion Atrium"), Glendale Center Shopping Mall ("Glendale") and Shoppes of West Melbourne ("Shoppes"); 2) increased repairs and maintenance expenses at Citrus Center of approximately $56,400; and 3) increased property operating expenses at Glendale and Shoppes of approximately $44,000 and $31,700, respectively. Partially offsetting the decrease in Cash Flow results were: 1) decreased debt service payments of approximately $178,200 as a result of the payoff of the mortgage loan collateralized by the Citrus Center on May 27, 1994 and the payoff of the mortgage loan collateralized by Shoppes on June 6, 1994 and 2) an increase in interest income earned on short-term investments due to an increase in funds available for such investments.

Rental revenues at Glendale for the nine months ended September 30, 1994 and 1993 were approximately $2,617,200 and $3,065,600, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $880,100 and $1,052,700, respectively. Rental revenues are less in 1994 primarily due to the recognition in 1993 of billings made for the collection of additional tenant reimbursements for real estate taxes paid in prior years.

Rental revenues at Fashion Atrium for the nine months ended September 30, 1994 and 1993 were approximately $1,405,700 and $1,903,500, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $412,400 and $616,100, respectively. The decrease in rental revenues for the periods under comparison was due to a decrease in tenant expense reimbursements and a decrease in the quarterly and nine-month average occupancy rates from 78% and 77%, respectively, in 1993 to 74% and 72%, respectively, in 1994.

Rental revenues at Citrus Center for the nine months ended September 30, 1994 and 1993 were approximately $3,170,900 and $2,998,100, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $970,300 and $1,048,300, respectively. The increase in the 1994 nine-month rental revenues was primarily due to an increase in the base rental rates charged to new and renewing tenants and an increase in the nine-month average occupancy rate from 82% in 1993 to 85% in 1994. Partially offsetting this increase was the recovery of certain tenant receivables in 1993 which were previously deemed uncollectible. Although the average quarterly occupancy rate increased from 81% in 1993 to 86% in 1994, quarterly rental revenues decreased in 1994 due to a third quarter 1994 reduction of tenant expense reimbursements recorded in the first half of 1994.

Rental revenues at Shoppes for the nine months ended September 30, 1994 and 1993 were approximately $962,900 and $994,700, respectively, and for the quarters ended September 30, 1994 were approximately $319,600 and $326,900, respectively. The decrease in rental revenues was primarily due to a decrease in the quarterly and nine-month average occupancy rates from 99% and 98% in 1993 to 92% and 93% in 1994. Partially offsetting the decrease in rental

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS revenues was an increase in tenant reimbursements in 1994 for 1993 real estate taxes.

Rental revenues at Richmond Plaza Shopping Center for the nine months ended September 30, 1994 and 1993 were approximately $886,900 and $780,700, respectively, and for the quarters ended September 30, 1994 and 1993 were approximately $296,400 and $280,800, respectively. This increase was primarily due to an increase in the quarterly and nine-month average occupancy rates from 88% in 1993 to 92% in 1994.

Rental revenues at El Paso for the nine months ended September 30, 1994 and 1993 were approximately $1,003,400 and $2,747,400, respectively. This decrease was due to the sale of the property on April 6, 1994.

Rental revenues at Triangle for the nine months ended September 30, 1994 and 1993 were approximately $367,700 and $661,000, respectively. This decrease was due to the sale of the property on June 10, 1994.

To increase occupancy levels at the Partnership's remaining properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of September 30, 1994 when compared to December 31, 1993 resulted primarily from proceeds from the sales of El Paso and Triangle and net cash provided by operating activities exceeding the principal payoffs of the mortgage loans collateralized by El Paso, Citrus Center and Shoppes, along with the related prepayment costs, the distributions paid to Partners and payments made for capital and tenant improvements. The liquid assets of the Partnership as of September 30, 1994, were comprised of amounts held for working capital purposes.

Net cash provided by operating activities decreased from $6,247,500 for the nine months ended September 30, 1993 to $3,545,700 for the nine months ended September 30, 1994. This decrease was primarily due to the decrease in Cash Flow as discussed above along with the timing of the collection of rental revenues and the payment of certain Partnership expenses.

Net cash (used for) provided by investing activities changed from $(4,777,400) for the nine months ended September 30, 1993 to $44,762,700 for the nine months ended September 30, 1994. This change was due primarily to the receipt of $46,598,400 of proceeds from the sales of El Paso and Triangle and the maturity of the restricted certificate of deposit established in connection with the El Paso refinancing completed in 1993, partially offset by an increase in payments for capital and tenant improvements.

During the nine months ended September 30, 1994, the Partnership spent approximately $2,005,000 for capital and tenant improvements and has budgeted to spend approximately $900,000 during the remainder of 1994. Included in the remaining budgeted amount is approximately $400,000, $200,000 and $200,000 relating to anticipated capital and tenant improvements at Glendale, the Citrus Center and Shoppes, respectively. The Managing General Partner believes these improvements will be necessary to secure new tenants and to maintain occupancy levels as existing tenant leases expire.

On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in El Paso, located in El Paso, Texas, for a sale price of $88,450,000. The Partnership's share of sale proceeds was approximately $20,975,000, net of selling expenses, including a mortgage prepayment penalty, and the payoff of the mortgage loan collateralized by the property. The Partnership distributed $8,000,000 of these proceeds to the Limited Partners in May 1994 and the remainder was added to working capital. The Partnership used approximately $9,731,000 of the amount added to working capital to repay the mortgage loan collateralized by the Citrus Center including a prepayment penalty of approximately $237,300, and $4,000,000 to repay the mortgage loan collateralized by Shoppes, which matured in June 1994.

On June 10, 1994 the Partnership sold the Triangle Building, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of approximately $89,400. Proceeds received from the sale were approximately $1,111,800, net of selling expenses and the assumption of a mortgage loan collateralized by the property by the buyer. The proceeds from this sale were added to the Partnership's working capital.

Net cash provided by (used for) financing activities changed from $6,094,300 for the nine months ended September 30, 1993 to $(47,126,900) for the nine months ended September 30, 1994. This change was primarily due to the payoff of mortgage loans collateralized by El Paso, Citrus Center and Shoppes, along with related prepayment penalties and the distribution of Sale Proceeds to Partners in 1994 exceeding the net proceeds and deposit refund received on the refinancing of El Paso in 1993, reduced by loan acquisition costs and a prepayment penalty relating to the previous El Paso loan.

On May 27, 1994 the Partnership repaid the balance of the mortgage loan collaterized by the Citrus Center in the amount of approximately $9,731,000, including a prepayment penalty of approximately $237,300.

On June 6, 1994 the Partnership repaid the mortgage loan collateralized by Shoppes in the amount of $4,000,000.

The maturity date of the mortgage loan collateralized by Glendale had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's proportionate share was $2,150,000. This principal payment, along with the payment of a $50,000 fee, further extended the loan's maturity to November 30, 1994. The joint venture has received a verbal commitment from a new lender for a $17,000,000 loan. The joint venture is entitled to exercise one 2-month extension of the maturity date to January 31, 1995 with the existing lender if the new loan does not close by November 30, 1994, provided that the joint venture pays an additional principal payment of $3,700,000 and a $50,000 fee. The Partnership's 50% share of the $4,300,000 principal payment was funded by amounts previously added to working capital from the sale of El Paso.

The Managing General Partner had been engaged in discussions with the mortgage holder regarding restructuring of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS the mortgage loan collateralized by Fashion Atrium. The Managing General Partner was unable to reach a mutual resolution regarding the restructuring of the loan and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement with the mortgage holder. Upon execution of the Agreement, FANY transferred accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY for the payment of accrued real estate taxes plus penalties and interest. FANY is currently assisting in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy case filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan is scheduled for November 22, 1994. It is anticipated that conveyance of title of the property will occur pursuant to the terms and conditions of the confirmed plan prior to 1995. At the point in time in which the conveyance of title occurs, the Partnership will be relieved of its obligation under the mortgage loan.

The Managing General Partner continues to take a very conservative approach to projections of future rental income and to maintain a significant level of cash reserves for the Partnership. The cash reserves are needed because of the Partnership's cash requirements during the next several years, which may be quite substantial due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves and has retained a portion of the Sale and Refinancing Proceeds discussed in previous paragraphs. For the quarter and nine months ended September 30, 1994, Cash Flow retained to supplement working capital reserves approximated $384,600 and $1,748,300, respectively. The Managing General Partner believes that the Partnership's current cash position along with any additional amounts retained from future Cash Flow will be sufficient to cover budgeted expenditures as well as any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended September 30, 1994 were declared in the amount of $5.00 per Unit. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to investors is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the amount of future Cash Flow available for distribution to Partners.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 MANAGING GENERAL PARTNER


Date: November 11, 1994      By: /s/   DOUGLAS CROCKER II
      -----------------          -------------------------------------
                                       DOUGLAS CROCKER II
                                 President and Chief Executive Officer


Date: November 11, 1994      By: /s/   NORMAN M. FIELD
      -----------------          -------------------------------------
                                       NORMAN M. FIELD
                                 Vice President - Finance and Treasurer