Form 10-K
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1995-03-31
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended           December 31, 1994
                                  -------------------------------------

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ----------------

        Commission file number                       0-12946
                               --------------------------------------------

               First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                        59-2255857
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Two North Riverside Plaza, Suite 950, Chicago, Illinois        60606-2607
-------------------------------------------------------     ----------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code          (312) 207-0020
                                                       -------------------------

Securities registered pursuant to Section 12(b)
of the Act:                                                       NONE
                                                       -------------------------

Securities registered pursuant to Section 12(g)
of the Act:                                            Limited Partnership Units
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                         -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 24, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated April 6, 1994, reporting the sale of the El Paso Natural Gas Building, located in El Paso, Texas, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated December 9, 1994, reporting the disposition of the Fashion Atrium Building, located in New York, New York, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated January 15, 1993, reporting the refinancing of the El Paso Natural Gas Building, located in El Paso, Texas, is incorporated herein by reference in Part IV of this report.

The Partnership's Report on Form 8-K dated January 22, 1993, reporting the purchase of an additional interest in South Orange Avenue Associates, is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1.  BUSINESS
-------  --------

First Capital Income Properties, Ltd. - Series IX (the "Partnership") is a limited partnership organized in February, 1983 under the Florida Uniform Limited Partnership Act. The Partnership sold $100,000,000 in Limited Partnership Units (the "Units") to the public from June, 1983 through October, 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-82357). Capitalized terms used in this report have the same meaning as those terms have in this Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, income-producing commercial real estate such as shopping centers and office buildings, and, to a lesser extent, in other types of real estate. From July, 1984 through May, 1986, the Partnership made four real property investments and purchased 50% interests in four joint ventures with Affiliated partnerships which each made one real property investment. In 1992, the Partnership sold one of its real property investments. In 1993, the Partnership effectively purchased the remaining 50% interest in one of the four joint ventures. On June 10, 1994 the Partnership sold one of its real property interests, the Triangle Office Building. During 1994 the Partnership, in addition, disposed of two of its joint venture interests: 1) on April 6, 1994 with the sale of The El Paso Natural Gas Building and 2) on December 9, 1994 with the disposition of The Fashion Atrium Building (see Note 7 in Notes to Financial Statements for more information).

Property management services for certain of the Partnership's real estate investments are provided by Affiliates of the Managing General Partner, for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

The Partnership directly or through joint ventures in which it has invested, employs 48 people for on-site property maintenance and administration.

ITEM 2.  PROPERTIES(a)(b)
-------  ----------------

As of December 31, 1994, the Partnership owns directly or through a joint venture, the following properties, all of which are owned in fee simple and, except for Glendale Center Shopping Mall ("Glendale"), are unencumbered by a mortgage. For complete details of the material terms of the encumbrance, refer to Note 4 of Notes to Financial Statements.

                                                                     Net Leasable   Number of
            Property Name                          Location          Sq. Footage    Tenants (c)
----------------------------------------   -----------------------   ------------   -----------
Shopping Centers:
-----------------

Richmond Plaza Shopping Center             Augusta, Georgia             160,923        22(3)

Glendale Center Shopping Mall (d)          Indianapolis, Indiana        649,253        60(2)

Shoppes of West Melbourne                  West Melbourne, Florida      148,083        15(3)

Office Buildings:
-----------------

Citrus Center (f/k/a Firstate Tower) (e)   Orlando, Florida             258,321        47(2)


-------  ----------------------------

Notes:
------

(a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 on pages 9-15.

(b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property, and all improvements thereafter, over useful lives ranging from 18 years to 40 years, utilizing either the Accelerated Cost Recovery System or straight-line method. The Partnership's portion of real estate taxes for Glendale, the Richmond Plaza Shopping Center ("Richmond"), the Shoppes of West Melbourne ("Shoppes"), and the Citrus Center, were approximately $423,700, $74,800, $97,300, and $395,000, respectively, for the year ended December 31, 1994.

(c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the properties.

(d) The Partnership owns a 50% joint venture interest in the joint venture which owns this property.

(e) In 1993, the Partnership effectively purchased from an Affiliated partnership the remaining 50% interest in this property.

The following table sets forth occupancy rates for the Partnership's properties as of December 31 for each of the last five years:


    Property Name      1994    1993    1992    1991    1990
    ---------------    ----    ----    ----    ----    ----
    Glendale Center
      Shopping Mall    93%     87%     92%     90%      95%

    Citrus Center      96%     81%     80%     84%      95%

    Richmond Plaza     94%     92%     87%     85%      75%

    Shoppes of West
      Melbourne        93%     94%     98%     97%     100%

------   -----------------------------

The amounts in the following table represent the Partnership's most significant properties' average annual rentals per square foot for each of the last five years ended December 31 and are computed by dividing each property's base rental revenues by its average occupied square footage:

 Property Name      1994         1993        1992       1991      1990
 -------------     ------       ------      ------     ------    ------
Glendale Center
 Shopping Mall     $ 5.55       $ 5.41      $ 5.97     $ 6.15    $ 6.10

Richmond Plaza
 Shopping Center   $ 5.92       $ 6.63      $ 4.90     $ 4.91    $ 6.33

Shoppes of West
 Melbourne         $ 7.84       $ 7.94      $ 8.12     $ 8.13    $ 7.99

Citrus Center      $13.81       $12.98      $11.60     $10.68    $10.95


The following table summarizes the principal provisions of the leases for the major tenants which occupy more than ten percent of the rentable square footage at each of the Partnership's properties:

                                                                     Percentage
                                                                       of Net       Renewal
                                      Partnership's                   Leasable      Options
                                        Share of     Expiration        Square      (Renewal
                                          Rent         Date of         Footage      Options/
                                        for 1995       Lease           Occupied     Years)
                                      ------------   -----------     -----------    ---------
Glendale Center Shopping Mall
---------------------------
 L. S. Ayres & Co.
  (department store sales)              $194,100      1/31/2001          37%         2 / 30
 Lazarus
  (department store sales)              $128,700      1/31/2001          26%         2 / 30

Shoppes of West Melbourne
-------------------------
 Marshall's
  (discount department store)            $140,100        (a)             15%          2 / 5
 Phar-Mor (drugstore)                    $281,700     9/30/2004          23%          6 / 5
 Service Merchandise
  (department store sales)               $312,500     2/28/2005          34%          6 / 5

Richmond Plaza
--------------
  Kroger (supermarket)                   $191,300    12/31/2004          22%           None
  Ethan Allen (furniture store)          $ 29,600    12/31/2004          14%          2 / 5
  Service Merchandise
   (department store sales)              $255,000    12/28/2008          29%          6 / 5

(a) See note (c) on next page

------   ----------------------------

                                                                      Percentage
                                                                       of Net        Renewal
                                     Partnership's                    Leasable       Options
                                       Share of       Expiration       Square       (Renewal
                                         Rent           Date of        Footage      Options/
                                       for 1995         Lease          Occupied      Years)
                                     -------------    ----------     -----------    --------
         Citrus Center
         -------------
 Akerman, Senterfitt & Eidson
  (legal services)                     $720,200       12/31/2005         17%          None
 Citrus Club (Dining/health club)      $157,600        1/14/2002         10%          None

The following is a schedule of the Partnership's portion of lease expirations (assuming no lease renewals) for the Partnership's properties through the year ended December 31, 2004:

                                                  Base Rents
                                                  in Year of       % of Total
                 Number of                        Expiration       Base Rents
      Year        Tenants     Square Feet            (a)           Collected (b)
      ----       ---------    -----------        -----------       -------------
      1995          18          46,300             $235,800            3.44%
      1996          29          54,100             $409,000            6.54%
      1997          15          63,200             $418,800            7.23%
      1998          16          37,700             $320,400            5.98%
      1999          11          45,600             $490,700           10.00%
      2000 (c)      12          76,200             $420,400            9.99%
      2001           7         408,500             $103,700            3.01%
      2002           8          69,700             $226,900            7.39%
      2003           6          15,400             $ 94,000            3.38%
      2004          13         133,100             $638,800           42.01%

     (a) Represents Partnership's portion of rents to be received, through the date of expiration, on expiring leases each year.

     (b) Represents the rents to be received on expiring leases as a percentage of the total base rents expected to be collected for each year.

     (c) Included in this year are amounts for a tenant whose lease expired on 1/31/95. On February 1, 1995 the tenant exercised one of its options to renew their lease for a five year term. The Partnership and the tenant negotiated the terms of a new lease on February 1, 1995. The new lease expires January 31, 2000. The amounts shown in the above table and the table on the preceding page are based on the terms of the new lease.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties are not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1994. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1994.

ITEM 4.1  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------  ---------------------------------------------------

(a,b,c & d)   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER
-------  --------------------------------------------------------------
         MATTERS
         -------

There has not been, nor is there expected to be, a public market for the Units.

As of March 1, 1995, there were 11,301 Holders of the Units.

ITEM 6. SELECTED FINANCIAL DATA

                                         For the Years Ended December 31,
                          -----------------------------------------------------------------
                             1994         1993          1992          1991         1990
-------------------------------------------------------------------------------------------
Total revenues            $14,267,900 $ 18,092,500  $ 15,898,200  $ 16,922,900 $ 16,788,800
Net income (loss)         $19,429,400 $ (3,026,100) $   (244,500) $  2,186,000 $  1,965,500
Net income (loss)
 allocated to Limited
 Partners                 $19,160,300 $ (2,995,800) $   (287,200) $  1,824,700 $  1,462,600
Net income (loss)
 allocated to Limited
 Partners per Unit
 (100,000 Units issued
 and outstanding)         $    191.60 $     (29.96) $      (2.87) $      18.25 $      14.63
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $62,932,400 $102,238,200  $101,280,100  $110,137,900 $112,470,900
Number of real property
 interests owned at
 December 31                        4            7             7             8            8
Total assets              $78,938,800 $123,388,300  $114,608,400  $117,712,300 $120,151,900
Mortgage loan(s) payable  $ 6,650,000 $ 60,212,600  $ 48,981,600  $ 50,584,600 $ 50,866,800
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $ 4,869,100 $  5,278,600  $  4,803,200  $  5,298,900 $  5,028,800
Distributions to Limited
 Partners per Unit
 (100,000 Units issued
 and outstanding)         $    100.50         None  $       5.62  $      32.52 $      50.00
Return of Capital to
 Limited Partners per
 Unit (100,000 Units
 issued and outstanding)
 (b)                             None         None  $       5.62  $      14.27 $      35.37
-------------------------------------------------------------------------------------------

Reconciliation of Cash Flow (as defined in the Partnership Agreement) to net cash provided by operating activities:

                                     For the Years Ended December 31,
                          ---------------------------------------------------------
                             1994        1993       1992        1991        1990
------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $4,869,100  $5,278,600 $4,803,200  $5,298,900  $5,028,800
Items of reconciliation:
 Principal payments on
  mortgage loans payable     359,200   1,176,200    326,900     282,200     254,700
 Changes in assets and
  liabilities:
  Decrease (increase) in
   current assets            496,500     750,200    (46,100)   (361,500)    (97,800)
  (Decrease) increase in
   current liabilities      (399,200)    473,000    238,600    (237,100)    432,000
------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $5,325,600  $7,678,000 $5,322,600  $4,982,500  $5,617,700
------------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as all revenues from operations (excluding tenant deposits, net proceeds from the sale, disposition or financing of any Partnership properties and proceeds from the refinancing of any Partnership indebtedness), minus all expenses (including Operating Expenses, payments of principal and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses, capital expenditures and the General Partners' Partnership Management Fee.
(b) To the extent cash distributions exceed net income, such excess distributions will be treated as a return of capital.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 to A-6 and the supplemental schedule on pages A-7 and A-8 in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties; (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units in June 1983 and terminated the Offering in October 1983 upon the sale of 100,000 Units. From July 1984 through May 1986 the Partnership purchased eight property investments, three of which are 50% joint venture interests and one of which was a 50% joint venture interest until 1993 when the Partnership effectively purchased the remaining 50% joint venture interest from an Affiliated partnership. During 1992, the Partnership, in addition to being in the operation of properties phase, entered the third phase of its life cycle with the sale of the Old National Bank Valley Financial Center ("Old National Bank"). On April 6, 1994 the Partnership sold its joint venture interest in the El Paso Natural Gas Building ("El Paso"). On June 10, 1994 the Partnership sold one of its real property investments, the Triangle Office Building ("Triangle"). On December 9, 1994 Fany Seventh Avenue Associates ("FANY"), one of the Partnership's joint venture interests, disposed of the Fashion Atrium Building ("Fashion Atrium") through an orderly conveyance of title to the mortgage holder of Fashion Atrium within the context of a pre-packaged Chapter 11 bankruptcy plan.

OPERATIONS
The statements of cash flows presented in the financial statements represent a reconciliation of the changes in cash balances. Cash Flow, as defined in the Partnership Agreement, is generally not equal to Partnership net income or cash flows as determined under generally accepted accounting principles, since certain items are treated differently under the Partnership Agreement than under generally accepted accounting principles. Management believes that in order to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by generally accepted accounting principles. The amount of Cash Flow and the return on Capital Investment are not indicative of actual distributions and actual returns on Capital Investment.

                                              Comparative Cash Flow Results
                                                   For the Years Ended
                                          -------------------------------------
                                           12/31/94     12/31/93     12/31/92
-------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the
 Partnership Agreement)                   $ 4,869,100 $  5,278,600 $  4,803,200
Average Capital Investment                $95,333,300 $100,000,000 $100,000,000
Return on Capital Investment (Cash Flow/
 average Capital Investment)                    5.11%        5.28%        4.80%
-------------------------------------------------------------------------------

Comparisons of Cash Flow and operating results between the periods presented in the table above are complicated by the sale of Old National Bank in 1992 and the sales of Triangle and El Paso, and the disposition of Fashion Atrium within the context of a pre-packaged Chapter 11 bankruptcy plan in 1994. Partnership Cash Flow is generally expected to decline as real property interests are sold since the Partnership no longer receives Cash Flow from such real property interests. Also, during this phase, cash and cash equivalents increase as Sale Proceeds are received and decrease as the Partnership utilizes such proceeds for the purposes of distributions to Limited Partners or making improvements to the Partnership's remaining properties. Prior to being utilized for such purposes, these funds are invested in short-term interest bearing instruments. Sale Proceeds are excluded from the determination of Cash Flow.

Cash Flow results for the year ended December 31, 1994 when compared to the year ended December 31, 1993 decreased $409,500. The decrease was caused by lower Cash Flow results at Glendale, El Paso, Fashion Atrium and Triangle of $720,200, $714,800, $392,100 and $97,400, respectively. Partially offsetting the decrease in Cash Flow results from 1993 to 1994 was: 1) higher Cash Flow results at Citrus Center (formerly known as Firstate Tower), Richmond, and Shoppes of $847,800, $169,400 and $68,300, respectively; 2) an increase in interest income earned on short-term investments of $386,500 due to an increase in funds available for investment, as a result of retaining a portion of the El Paso sale proceeds, as well as to a trend in higher interest rates earned on these types of investments and 3) a decrease in general and administrative expenses of $48,400 due to a decrease in professional fees and printing and mailing costs.

Comparisons of Cash Flow and operating results for the year ended December 31, 1993 when compared to the year ended December 31, 1992 are further complicated by the purchase of the additional 50% interest in the joint venture which owns the Citrus Center. While this transaction, effective January 1, 1993, explains the significant increases in rental income, interest expense, repairs and maintenance and property operating expenses of the Partnership, the overall effect to the Partnership in 1993 compared to 1992 was to increase Cash Flow by $512,600. Exclusively comparing the 100% operating results of the Citrus Center in 1993 to 1992, Cash Flow of the property increased approximately $276,500 during 1993 primarily due to increased rental revenues and decreased property operating and repair and maintenance expenses.

Aside from the effect of the acquisition of the additional interest in the joint venture which owns the Citrus Center, Cash Flow results of the Partnership for the year ended December 31, 1993 when compared to the year ended December 31, 1992 remained stable. Significant factors which impacted Cash Flow results were: 1) increased debt service payments of approximately $927,700 under the new mortgage loan collateralized by El Paso; 2) decreased rental revenues at Fashion Atrium, Old National Bank, due to its sale, Triangle and Shoppes; 3) increased rental revenues at Glendale, Richmond and El Paso; 4) lower financing costs on all of the Partnership's variable rate mortgage loans due to a decline in lending rates and lower financing costs on the mortgage loan collateralized by Richmond due to its repayment in January, 1993; 5) decreased real estate taxes at Glendale, Triangle and Fashion Atrium; 6) increased interest income earned on short-term investments due to an increase in the funds available for investment and 7) increased general and administrative expenses due to an increase in the overhead expenses of the Partnership and increased expenses charged in connection with short-term investments.

Rental revenues for the Citrus Center for the years ended December 31, 1994, 1993 and 1992 were approximately $4,261,500, $4,085,300 and $4,035,500, respectively. The Partnership's share of these rental revenues was 100% in 1994 and 1993 and 50% in 1992. Rental revenues increased in 1994 when compared to 1993 primarily due to an increase in base rental rates charged to new and renewing tenants as well as to an increase in the average annual occupancy rate from 81% in 1993 to 94% in 1994. Also contributing to the increase in Cash Flow results for this property from 1993 to 1994 was a decrease in debt service payments of $692,200 as a result of the repayment of the mortgage loan collateralizing the property on May 27, 1994, which included a prepayment penalty of approximately $237,300. The increase in rental revenues for 1993 when compared to 1992 was due to the increase in the average annual occupancy rate which was 81% in 1993 and 77% in 1992, and to a lesser extent, the partial recovery of tenant receivables which were previously written off as uncollectible.

Rental revenues for Fashion Atrium for the years ended December 31, 1994, 1993, and 1992 were approximately $1,676,800, $2,476,300, and $3,061,500, respectively. Average annual occupancy rates for 1994, 1993 and 1992 were 72%, 77% and 83%, respectively. Fashion Atrium's tenant base has experienced significant changes over the last several years as a result of the economic downturn in New York City, particularly within the fashion garment industry. Rental revenues decreased over the period from 1992 to 1994 due to a decline in the average effective annual rental rates charged on new tenant leases and on tenant renewals resulting from increased competition from other properties. Partially offsetting the decrease in rental revenues for this property from 1993 to 1994 was: 1) a decrease in property operating expenses of $135,000 due primarily to the decrease in occupancy and 2) a decrease of $274,100 in debt service charged to Cash Flow for the year ended December 31, 1994 due to the General Partners' decision to discontinue regularly scheduled interest payments after May 31, 1994. The average interest rate was 5.3% on the variable rate loan through the five months ended May 31, 1994. Due to a decline in mortgage lending rates, the Partnership incurred a decrease in financing costs in 1993 when compared to 1992 on the variable rate loan collateralized by Fashion Atrium. The average rates on this loan were 5.1% and 4.51%, in 1992 and 1993, respectively.

Rental revenues for Triangle for the years ended December 31, 1994, 1993 and 1992 were approximately $367,600, $879,700 and $958,900, respectively. The decrease in rental revenues, operating expenses and debt service in 1994 when compared to 1993 was due to the sale of the property on June 10, 1994. Rental revenues decreased from 1992 to 1993 primarily due to a highly competitive Atlanta, Georgia commercial real estate market. Due to the oversupply of Atlanta office buildings comparable to this property, and the area's market vacancy rate at the time of approximately 17%, rental rates for new and renewing tenants were adjusted downward and rental concessions were granted in response to these market pressures. The average annual occupancy rate at Triangle was 84% in 1992 and 85% in 1993. Partially offsetting the decrease in rental revenues for this property for 1993 when compared to 1992 was: 1) a decrease in real estate taxes due to the receipt of real estate tax refunds in 1993 for 1990 through 1992 of approximately $90,300 and 2) a decrease in repairs and maintenance.

Rental revenues for Shoppes for the years ended December 31, 1994, 1993 and 1992 were approximately $1,287,900, $1,311,600 and $1,353,600, respectively.
The decrease in rental revenues from 1994 to 1992 was primarily due to the decrease in the average annual occupancy rate. The average annual occupancy rate at Shoppes was 93% in 1994, 98% in 1993 and 97% in 1992. Also affecting Cash Flow from 1993 to 1994 was an increase in property operating expenses of $23,900 primarily due to an increase in professional fees and an increase in repairs and maintenance of $10,800. Completely offsetting the decrease in rental revenues and the increases in 1994 expenses mentioned above was: 1) a decrease of $104,800 in debt service payments due to the repayment of the loan collateralized by Shoppes in the amount of $4,000,000 on June 6, 1994 and 2) a decrease in real estate tax expense resulting from a decrease in the property's assessed value. Due to a decline in mortgage lending rates, the Partnership incurred a decrease in financing costs from 1992 to 1993 on the variable rate mortgage loan collateralized by Shoppes. The average rate decreased from 5.1% in 1992 to 4.5% in 1993.

Rental revenues for Glendale for the years ended December 31, 1994, 1993 and 1992 were approximately $3,532,000, $4,038,800, and $3,738,200, respectively.
The factors which contributed to the decrease in rental revenues from 1993 to 1994 were: 1) a decrease in real estate tax and operating expense escalation income of $409,700 as a result of a 1994 adjustment of previously billed 1993 amounts which had been overestimated; 2) the receipt by the Partnership in 1993 of $81,000 from a tenant relating to a lease settlement and 3) a slight decrease in the average annual occupancy rate from 88% in 1993 to 87% in 1994. Additional factors contributing to the decrease in Cash Flow results for this property for the year ended December 31, 1994 were: 1) an increase in operating expenses of $62,600 primarily due to an increase in promotional expenditures in order to attract new tenants and 2) an increase

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) in debt service of $159,000 due to a slightly higher variable interest rate and loan extension costs incurred during the year. Despite a decrease in the average annual occupancy rate from 92% in 1992 to 88% in 1993, rental revenues increased from 1992 to 1993 due to the receipt in 1993 of prior years' tenant expense reimbursements and the receipt of the $81,000 lease settlement payment mentioned above. The decrease in real estate tax expense from 1992 to 1993 was due to the fact that the 1992 real tax expense reflected an increase in the tax rate imposed by the local taxing authority and the recognition of additional real estate tax expense in connection with the outcome of the Partnership's protest of the 1989 and 1990 tax assessments. A portion of these increased expenses had been offset by tenant reimbursements, whereby certain tenants were charged a pro rata amount of the costs based upon their individual lease agreements. The decrease in debt service from 1992 to 1993 was due to a decrease in the variable interest rate. The average annual interest rate decreased from 5.2% in 1992 to 4.73% in 1993.
Rental revenues for Richmond for the years ended December 31, 1994, 1993 and 1992 were approximately $1,222,500, $1,082,900, and $801,600, respectively. The increase in rental revenues from 1993 to 1994 was due to an increase in the average annual occupancy rate. The average annual occupancy rate for 1994, 1993 and 1992 was 92%, 89% and 85%, respectively. Also contributing to the increase in Cash Flow results for this property from 1993 to 1994 was decreased debt service payments of $15,700 resulting from the repayment of the mortgage loan collateraling Richmond in the amount of $2,959,800 in January, 1993. The increase in rental revenues from 1992 to 1993 was due to the increase in the average annual occupancy rate as well as the commencement of a major tenant's lease payments in September of 1992.
Rental revenues at El Paso for the years ended December 31, 1994, 1993 and 1992 were approximately $1,003,400, $3,688,100 and $3,512,500, respectively. The decrease in rental revenues in 1994 when compared to 1993 was due to the sale of the property on April 6, 1994. The increase in rental revenues from 1992 to 1993 was due to the annual 5% rent increase allowed under the net lease agreement to be charged to the sole tenant. Partially offsetting the increase in Cash Flow for 1993 when compared to 1992 was an increase in debt service payments of approximately $927,700 resulting from the terms of a new loan secured in 1993.
Rental revenues at Old National Bank for the year ended December 31, 1992 were approximately $98,600.
To increase occupancy levels at the Partnership's properties, the General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.
The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership to some extent from increases in the rate of inflation. Certain of the lease clauses provide for: (1) rent increases based on the Consumer Price Index or graduated rental increases; (2) percentage rentals for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts; and (3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).
LIQUIDITY AND CAPITAL RESOURCES
The decrease in the Partnership's cash position as of December 31, 1994 when compared to December 31, 1993 was primarily due to the repayment of mortgage loans collateralized by Citrus Center and Shoppes and the partial principal paydown on the mortgage loan collateralized by Glendale, payments made for capital and tenant improvements and the reinstatement of Cash Flow distributions paid to Partners. The liquid assets of the Partnership as of December 31, 1994, were comprised of working capital reserves and undistributed Cash Flow.
Net cash provided by operating activities decreased from $7,678,000 for the year ended December 31, 1993 to $5,325,600 for the year ended December 31, 1994. This decrease was primarily due to the decrease in operating income for 1994 when compared to 1993 as well as to a decrease in Cash Flow as discussed above and the timing of the collection of rental revenues and the payment of certain Partnership expenses.
Net cash (used for) provided by investing activities changed from ($5,028,200) for the year ended December 31, 1993 to $40,655,900 for the year ended December 31, 1994. This change was primarily due to proceeds received of $43,267,700 and $1,111,400, respectively from the sales of El Paso and Triangle, and the maturity of the restricted certificate of deposit established in connection with the El Paso refinancing completed in 1993, partially offset by an increase in payments for capital and tenant improvements.
On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated partnership each had a 50% interest, sold its interest in El Paso, located in El Paso, Texas, for a sale price of $88,450,000. The Partnership's share of sale proceeds was approximately $20,974,800, net of selling expenses, including a mortgage prepayment penalty, and the payoff of the mortgage loan collateralized by the property. The Partnership distributed $8,000,000 of these proceeds to the Limited Partners in May 1994 and the remainder was added to working capital. The Partnership used approximately $9,731,000 of the amount added to working capital to repay the mortgage loan collateralized by the Citrus Center, including a prepayment penalty of approximately $237,300, and $4,000,000 to repay the mortgage loan collateralized by Shoppes, which matured in June 1994.
On June 10, 1994 the Partnership sold Triangle, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of approximately $89,400. Proceeds received from the sale were approximately $1,111,800, net of selling expenses and the assumption by the buyer of the mortgage loan collateralizing the property. The proceeds from this sale were added to the Partnership's working capital.
During the year ended December 31, 1994, the Partnership spent approximately $3,892,500 for capital and tenant improvements and has budgeted to spend approximately $3,084,000 during 1995. Of the 1995 budgeted amount, approximately $1,392,000, $393,000, $489,000 and $810,000 relate to anticipated capital and tenant improvements at Citrus Center, Richmond, Shoppes, and Glendale, respectively, which the Managing General Partner believes are necessary to preserve the physical integrity and heighten the image of these properties in their respective marketplaces, as well as to improve occupancy levels and maintain rental rates in very competitive markets. Generally, working capital reserves are maintained to fund these types of expenditures. Net cash provided by (used for) financing activities changed from $5,701,400 for the year ended December 31, 1993 to ($50,057,000) for the year ended December 31, 1994. This change was due to: 1) the payoff of mortgage loans collateralized by El Paso, Citrus Center and Shoppes, including prepayment penalties; 2) the partial principal paydowns on the mortgage loan collateralized by Glendale and 3) the distribution of Sale Proceeds to Partners in 1994 from El Paso.
The maturity date of the mortgage loan collateralized by Glendale had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's share was $2,150,000. This principal payment extended the loan's maturity to November 30, 1994. On November 21, 1994, the joint venture made an additional principal payment of $3,700,000, of which the Partnership's share was $1,850,000, which further extended the maturity date of the loan to January 31, 1995. A fee of $50,000 was paid by the joint venture for each loan extension. On January 6, 1995, the Partnership obtained a new mortgage loan in the amount of $17,000,000 collateralizing Glendale. The existing loan was paid off in full with the proceeds of the new loan. The Partnership's 50% share of the $8,000,000 principal payments were funded by working capital.
The General Partner was unable to reach a mutual resolution with the mortgage holder regarding the restructuring of the loan for Fashion Atrium and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement (the "Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY for the payment of accrued real estate taxes plus penalties and interest. FANY assisted in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy plan (the "Bankruptcy") filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan occurred on November 22, 1994. The conveyance of title of the property occurred pursuant to the terms and conditions of a confirmed plan on December 9, 1994. Upon the transfer of title, the assets and liabilities of FANY were conveyed to the mortgage holder.
On May 27, 1994 the Partnership repaid the balance of the mortgage loan collaterized by the Citrus Center in the amount of approximately $9,731,000, including a prepayment penalty of approximately $237,300.
The Partnership repaid the mortgage loan collateralized by Shoppes in the amount of $4,000,000 on June 6, 1994, its scheduled maturity date.
The Managing General Partner continues to take a very conservative approach to projections of future rental income and will continue to maintain higher levels of cash reserves for the Partnership. The higher level of cash reserves is needed because of the Partnership's cash requirements during the next several years, which may be quite substantial due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties. As a result of this, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves and has retained a portion of the Sales Proceeds as previously discussed. For the year ended December 31, 1994, Cash Flow withheld to supplement working capital reserves was approximately $2,591,300. The Managing General Partner believes that the Partnership's current cash position and any Cash Flow withheld in future periods, will be sufficient to cover budgeted expenditures for 1995 and any other liquidity requirements which may be foreseen.
Distributions to Limited Partners for 1994 (exclusive of the $8,000,000 distribution related to the sale of El Paso) were made at an annualized rate of 2.15% on average Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of future distributions to the Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow retained for future cash requirements. Therefore, there can be no assurance of the availability or the amount of Cash Flow for distribution to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------
None.

 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a)  DIRECTORS
     ---------

     The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 30, 1995, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in May, 1995.

        Name                                                     Office
        -----                                                    ------
     Samuel Zell..........................................Chairman of the Board
     Douglas Crocker II...................................Director
     Sheli Z. Rosenberg...................................Director
     Sanford Shkolnik.....................................Director

     Samuel Zell, 53, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985); and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc., and is a trustee and beneficiary of a general partner of Equity Holding Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Itel Corporation, Broadway Stores, Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Jacor Communications, Inc., Sealy Corporation and The Vigoro Corporation, Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Douglas Crocker II, 54, has been President and Chief Executive Officer since December, 1992 and a Director since January, 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November, 1992. Mr. Crocker has been President and Chief Executive Officer of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June, 1992 at which time the Resolution Trust Company took control of Republic.

     Sheli Z. Rosenberg, 53, was President and Chief Executive Officer of the Managing General Partner from December, 1990 to December, 1992 and has been a Director of the Managing General Partner since September, 1983; was Executive Vice President and General Counsel for EFMC from October, 1980 to November, 1994; has been President and Chief Executive Officer of EFMC and Equity Group Investments, Inc. since November, 1994; has been a Director of Great American since June, 1984 and is a director of various subsidiaries of Great American. She is also a director of Itel Corporation, Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc. and The Vigoro Corporation. She was Chairman of the Board from January, 1994 to September, 1994; and has been Co-Chairman of the Board since September, 1994 of CFI Industries, Inc., She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is Chairman of the Board of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed

--------  --------------------------------------------------

(a)  DIRECTORS (continued)
     ---------

     for a petition under the Federal bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995.

     Sanford Shkolnik, 56, has been a Director of the Managing General Partner since December, 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is General Partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center company. He is also a director of Broadway Stores, Inc.

(b,c & e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 30, 1995 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                       Office
          ----                                       ------

     Douglas Crocker II.................President and Chief Executive Officer
     Arthur A. Greenberg................Senior Vice President
     Norman M. Field....................Vice President - Finance and Treasurer

     PRESIDENT AND CEO - See Table of Directors above.

     Arthur A. Greenberg, 53, has been Senior Vice President of the Managing General Partner since August, 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December, 1986 to March, 1995. Mr. Greenberg also is a Director and Executive Vice President/Treasurer of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co., The Vigoro Corporation, and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for a petition under the Federal bankruptcy laws on November 8, 1991.

     Norman M. Field, 46, has been Vice President and Treasurer of the Managing General Partner since February, 1984, and also served as Vice President and Treasurer of Great American from July, 1983 until March, 1995. Mr. Field has been treasurer of Benefit Administrators since July 22, 1987. Benefit Administrators filed for a petition under the Federal Bankruptcy laws on January 3, 1995. He has also been Chief Financial Officer of Equality Specialties, Inc., a subsidiary of Great American, since August, 1994.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     There are no involvements in certain legal proceedings among any of the foregoing officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1993. However, Affiliates of the Managing General Partner do compensate its directors and officers.

(e)  None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1995, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 100,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1995 the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Managing General Partner or Affiliate provides leasing, re-leasing and leasing-related services, or 3% of gross receipts where the Managing General Partner or Affiliate does not perform leasing, re-leasing and leasing-related services for a particular property. In the event the Partnership leases properties on a long-term net basis (10 years or more), the maximum property management fee from such leases shall be 1% of the gross revenues from such properties, except that the Partnership may also pay the General Partners or their Affiliates a one time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original term of the lease. For the year ended December 31, 1994, these Affiliates were entitled to leasing, supervisory and property management fees of approximately $654,900. In addition, other Affiliates of the Managing General Partner were entitled to receive $221,100 as reimbursements for insurance, personnel and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of approximately $76,700 was due to Affiliates as of December 31, 1994.

As of December 31, 1994, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. The total of all real estate commissions incurred in connection with the sale of the Partnership's properties shall not exceed the lesser of the compensation customarily charged in arm's-length transactions or 6% of the sales price of the property. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at Citrus Center. During the year ended December 31, 1994, Firstate paid approximately $232,600 in rent to the Partnership.

--------  ----------------------------------------------------------

Subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits and the balance, if any, to the Unit Holders. For the year ended December 31, 1994, the General Partners were paid a Partnership Management Fee and were allocated Net Profits from operations of approximately $227,800.

Net Losses from the sale or disposition of a Partnership property, including provisions for value impairment, shall be allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Unit Holders and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Unit Holders) until the balance in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Unit Holders and 1% to the General Partners. Notwithstanding in all events there shall be allocated to the General Partners not less than 1% of the Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1994, the General Partners were allocated Net Losses from extraordinary loss on early extinguishment of debt of approximately $17,000 and Net Profits from the sale or disposition of Partnership properties of approximately $58,300.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli
Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and a director of the Managing General Partner since September 1983, is a principal of this firm. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     A report on Form 8-K dated December 9, 1994, was filed reporting the disposition of the Fashion Atrium Building, located in New York, New York.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                              BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                   MANAGING GENERAL PARTNER


Dated:  March 30, 1995        By:  /s/           DOUGLAS CROCKER II
      ------------------           ---------------------------------------------
                                                 DOUGLAS CROCKER II
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/    SAMUEL  ZELL           March 30, 1995    Chairman of the Board and
--------------------------    --------------    Director of the Managing
       SAMUEL  ZELL                             General Partner


/s/ DOUGLAS CROCKER II        March 30, 1995    President, Chief Executive
--------------------------    --------------    Officer and Director of the
    DOUGLAS CROCKER II                          Managing General Partner


/s/  SHELI Z. ROSENBERG       March 30, 1995    Director of the Managing
--------------------------    --------------    General Partner
    SHELI Z. ROSENBERG


/s/  SANFORD  SHKOLNIK        March 30, 1995    Director of the Managing
--------------------------    --------------    General Partner
     SANFORD  SHKOLNIK


/s/  NORMAN M. FIELD          March 30, 1995    Vice President - Finance and
--------------------------    --------------    Treasurer
     NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                                                     Pages
                                                                                                ---------------
Independent Auditors' Report                                                                         A - 2

Balance Sheets at December 31, 1994 and 1993                                                         A - 3

Statements of Partners' Capital for the Years Ended December 31, 1994, 1993, 1992                    A - 3

Statements of Income and Expenses for the Years Ended December 31, 1994, 1993, 1992                  A - 4

Statements of Cash Flows for the Years Ended December 31, 1994, 1993, 1992                           A - 4

Notes to Financial Statements                                                                   A - 5 to A - 7

                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of December 31, 1994                          A - 8 and A - 9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto, or in other schedules.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-30 of the Partnership's definitive Prospectus dated May 24, 1983; Registration Statement No. 2-82357, filed pursuant to Rule 424(b), incorporated herein by reference.

EXHIBIT (10)  Material Contracts

(a) Lease agreement for a tenant at Citrus Center, one of the Partnership's most significant properties, whose revenues exceed 10% of the Partnership's 1995 budgeted rental income.

(b) Real Estate Sale Agreement for the sale of the Partnership's investment in the El Paso Natural Gas Building filed as an exhibit to the Partnership's Report on Form 8-K dated April 6, 1994 is incorporated herein by reference.

(c) Order Confirming Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code for FANY Seventh Avenue Associates, filed as an exhibit to the Partnership's Report on Form 10-K dated December 9, 1994, is incorporated herein by reference.

(d) Lease agreements for tenants that individually occupy more than 10% of the net leaseable square footage of the Partnership's significant properties, filed as exhibits to the Partnership's Reports on Form 10-K dated December 31, 1993 and 1992, are incorporated herein by reference.

(e) Assignment Agreement for the purchase of an additional interest in South Orange Avenue Associates filed as an exhibit to the Partnership's Report on Form 8-K dated January 22, 1993 is incorporated herein by reference.

(f) Loan Agreement for the refinancing of the Partnership's investment in the El Paso Natural Gas Building filed as an exhibit to the Partnership's Report on Form 8-K dated January 15, 1993 is incorporated herein by reference.


EXHIBIT (13)  Annual Report to Security Holders

The 1993 Annual Report to Holders of Units is being sent under separate cover, not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule.

                         INDEPENDENT AUDITORS' REPORT



Partners
First Capital Income Properties, Ltd. - Series IX
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series IX as of December 31, 1994 and 1993, and the related statements of income and expenses, Partners' Capital and cash flows for the years ended December 31, 1994, 1993 and 1992 and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series IX as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years ended December 31, 1994, 1993 and 1992 in conformity with generally accepted accounting principles. Further, it is our opinion that the schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    Kenneth Leventhal & Company


Chicago, Illinois
February 17, 1995

BALANCE SHEETS
December 31, 1994 and 1993
(All dollars rounded to nearest 00s)

                                                        1994          1993
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $15,722,900  $ 22,203,200
 Buildings and improvements                           61,904,700   107,274,500
-------------------------------------------------------------------------------
                                                      77,627,600   129,477,700
 Accumulated depreciation and amortization           (14,695,200)  (27,239,500)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       62,932,400   102,238,200
Cash and cash equivalents                             15,085,400    19,160,900
Restricted cash                                                        261,100
Restricted certificate of deposit                                       75,000
Rents receivable                                         671,600       876,600
Escrow deposits                                                         94,300
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $78,400 and
 $241,900, respectively)                                 249,400       632,200
-------------------------------------------------------------------------------
                                                     $78,938,800  $123,338,300
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan(s) payable                            $ 6,650,000  $ 60,212,600
 Accounts payable and accrued expenses                 1,213,300     1,431,800
 Due to Affiliates                                       125,200       205,500
 Security deposits                                       128,800       440,300
 Distributions Payable                                   722,200
 Other liabilities                                       147,000       247,400
-------------------------------------------------------------------------------
                                                       8,986,500    62,537,600
-------------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                                            (41,300)
 Limited Partners (100,000 Units authorized, issued
  and outstanding)                                    69,952,300    60,842,000
-------------------------------------------------------------------------------
                                                      69,952,300    60,800,700
-------------------------------------------------------------------------------
                                                     $78,938,800  $123,338,300
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1992         $   8,700  $64,687,000  $64,695,700
Net income (loss) for the year ended
 December 31, 1992                            42,700     (287,200)    (244,500)
Distributions for the year ended December
 31, 1992                                    (62,400)    (562,000)    (624,400)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1992                           (11,000)  63,837,800   63,826,800
Net (loss) for the year ended
 December 31, 1993                           (30,300)  (2,995,800)  (3,026,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1993                           (41,300)  60,842,000   60,800,700
Net income for the year ended December
 31, 1994                                    269,100   19,160,300   19,429,400
Distributions for the year ended December
 31, 1994                                   (227,800) (10,050,000) (10,277,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1994       $       0  $69,952,300  $69,952,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1994        1993         1992
------------------------------------------------------------------------------
Income:
 Rental                                  $13,351,700 $17,562,800  $15,542,600
 Interest                                    916,200     529,700      355,600
------------------------------------------------------------------------------
                                          14,267,900  18,092,500   15,898,200
------------------------------------------------------------------------------
Expenses:
 Interest                                  2,471,500   4,167,800    3,936,800
 Depreciation and amortization             2,904,500   3,440,800    3,403,900
 Real estate taxes and insurance           1,966,100   1,999,600    2,199,200
 Repairs and maintenance                   1,483,500   1,532,700    1,252,400
 Property operating                        3,348,500   3,591,500    3,073,800
 General and administrative                  288,600     346,100      305,900
------------------------------------------------------------------------------
                                          12,462,700  15,078,500   14,172,000
------------------------------------------------------------------------------
Operating income before other gains
 (losses)                                  1,805,200   3,014,000    1,726,200
Gain on sale of land parcel                                             7,800
Gain on sale or disposition of
 properties                                9,967,200                2,021,500
Provision for value impairment                        (5,500,000)  (4,000,000)
------------------------------------------------------------------------------
Net income (loss) before extraordinary
 gain (loss) on early extinguishment of
 debt                                     11,772,400  (2,486,000)    (244,500)
Extraordinary gain (loss) on early
 extinguishment of debt                    7,657,000    (540,100)
------------------------------------------------------------------------------
Net income (loss)                        $19,429,400 $(3,026,100) $  (244,500)
------------------------------------------------------------------------------
Net income (loss) allocated to General
 Partners                                $   269,100 $   (30,300) $    42,700
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                $19,160,300 $(2,995,800) $  (287,200)
------------------------------------------------------------------------------
Net income (loss) before extraordinary
 gain (loss) on early extinguishment of
 debt allocated to Limited Partners per
 Unit (100,000 Units authorized, issued
 and outstanding)                        $    117.72 $    (24.86) $     (2.87)
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (100,000 Units
 authorized, issued and outstanding)     $    191.60 $    (29.96) $     (2.87)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1994, 1993 and 1992
(All dollars rounded to nearest 00s)

                                          1994         1993         1992
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                     $19,429,400  $(3,026,100) $  (244,500)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Depreciation and amortization           2,904,500    3,440,800    3,403,900
 (Gain) on sale of land parcel                                        (7,800)
 (Gain) on sale or disposition of
  properties                            (9,967,200)               (2,021,500)
 Provisions for value impairment                      5,500,000    4,000,000
 Extraordinary (gain) loss on early
  extinguishment of debt                (7,657,000)     540,100
 Changes in assets and liabilities:
  Decrease in restricted cash              261,100       12,000       10,400
  Decrease (increase) in rents
   receivable                              205,000      333,700      (64,000)
  Decrease in other assets                  30,400      404,500        7,500
  Increase in accounts payable and
   accrued expenses                        300,100      214,600      276,400
  (Decrease) increase in due to
   Affiliates                              (80,300)     104,500      (66,000)
  (Decrease) increase in other
   liabilities                            (100,400)     153,900       28,200
-----------------------------------------------------------------------------
   Net cash provided by operating
    activities                           5,325,600    7,678,000    5,322,600
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from the sale of properties   44,379,100                 4,710,100
 Purchase of commercial rental
  property                                           (3,081,400)
 Payments for capital and tenant
  improvements                          (3,892,500)  (1,866,600)  (1,074,800)
 Maturity of (investment in)
  restricted certificate of deposit         75,000      (75,000)
 Decrease (increase) in escrow
  deposits                                  94,300       (5,200)     (47,500)
-----------------------------------------------------------------------------
   Net cash provided by (used for)
    investing activities                40,655,900   (5,028,200)   3,587,800
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Cash paid on disposition of property      (49,500)
 Proceeds from mortgage loan payable                 22,500,000
 Principal payments on mortgage loans
  payable                              (38,903,800) (16,137,600)  (1,603,000)
 Prepayment costs on mortgage loans
  payable                               (1,151,600)    (540,100)
 Payment of loan acquisition costs         (85,000)    (397,900)
 Refund of (deposit on) loan
  refinancing                                           225,000     (225,000)
 (Decrease) increase in security
  deposits                                (311,500)      52,000      (21,100)
 Distributions paid to Partners         (9,555,600)               (1,527,700)
 Payment of loan commitment fee                                      (81,300)
-----------------------------------------------------------------------------
   Net cash (used for) provided by
    financing activities               (50,057,000)   5,701,400   (3,458,100)
-----------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                       (4,075,500)   8,351,200    5,452,300
Cash and cash equivalents at the
 beginning of the year                  19,160,900   10,809,700    5,357,400
-----------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $15,085,400  $19,160,900  $10,809,700
-----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $ 2,103,800  $ 4,323,800  $ 3,985,100
-----------------------------------------------------------------------------
 Non-cash financing activities:
 Assumption of mortgage loan                        $ 4,868,600
-----------------------------------------------------------------------------
 Mortgage loan assumed by the
  purchaser                            $ 2,218,800
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ORGANIZATION:
The Partnership was formed on February 2, 1983, by the filing of a Certificate and Agreement of Limited Partnership with the Department of State of the State of Florida, and commenced the Offering of Units on June 13, 1983. The Certificate and Agreement, as amended and restated, authorized the sale to the public of 75,000 Units (with the Managing General Partner's option to increase the Offering to 100,000 Units) and not less than 1,400 Units pursuant to the Prospectus. On June 28, 1983, the required minimum subscription level was reached and the Partnership's operations commenced. The Managing General Partner exercised its option to increase the Offering to 100,000 Units, which amount was sold prior to the Termination of the Offering in October, 1983. The Partnership was formed to invest primarily in existing, improved, income-producing commercial real estate.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements include the Partnership's 50% interest in three joint ventures, one of which was sold in April of 1994 and one of which was disposed of in December of 1994, and a 100% effective interest (50% in 1992) in one joint venture. The joint ventures are operated under the control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their individual tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practicable for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed as incurred; expenditures for improvements are capitalized and depreciated over the estimated life of the improvements.

Loan acquisition costs are amortized over the period of the note issued under first mortgage loans made in connection with the acquisitions or refinancings of Partnership properties. When a property is disposed or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is also recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments purchased with a maturity of three months or less.

Restricted certificate of deposit represented funds reserved from loan proceeds received in connection with the refinancing of the El Paso Natural Gas Building ("El Paso"), which were placed in an interest-bearing investment. Under the terms of the loan agreement this amount was available to be used for future loan servicing costs. As a result of the sale of El Paso, these funds are no longer restricted.

Certain reclassifications have been made to the previously reported 1992 and 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have no effect on income or Partners' capital.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits and the balance, if any, to the Unit Holders. Net Profits from the sale or disposition of a Partnership property shall be allocated: first, to the General Partners and Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total such negative balances; second, to the General Partners in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property or 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. Net Losses from the sale or disposition of a Partnership property (including provisions for value impairment) shall be allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Unit Holders and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Unit Holders) until the balance in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Unit Holders and 1% to the General Partners. Notwithstanding, in all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1994, the General Partners were allocated Cash Flow, and accordingly, Net Profits from operations of approximately $227,800, Net Losses from extraordinary loss on the early extinguishment of debt of approximately $17,000, and Net Profits from the sale or disposition of Partnership properties of $58,300. For the year ended December 31, 1993, the General Partners were not paid a Partnership Management Fee and were allocated Net Profits from operations of approximately $30,100, a Net Loss from a provision for value impairment of $55,000 and a Net Loss of approximately $5,400 on early extinguishment of debt. For the year ended December 31, 1992, the General Partners were allocated Cash Flow and, accordingly, Net Profits from operations of approximately $62,400, Net Profits from the sale of a Partnership property of approximately $20,300 and a provision for value impairment of approximately $40,000.

Fees and reimbursements paid and payable by the Partnership to Affiliates are as follows:

                                      For the years ended December 31,
                         -----------------------------------------------------------
                                1994                1993               1992 (a)
                                                  ----------------------------------
                            Paid    Payable     Paid    Payable     Paid    Payable
------------------------------------------------------------------------------------
Real estate commission
 (b)                           None $ 48,500       None $ 48,500       None $ 48,500
Property management and
 leasing fees            $  728,200   70,900 $  637,500  144,200 $  661,800   41,000
Reimbursements of
 property insurance
 premiums, at cost          177,600     None    192,600     None    216,800      300
Reimbursements of
 expenses, at cost:
 (1) Accounting              28,100    4,200     30,500    4,200     27,100    3,900
 (2) Investor
  communication              15,400    1,600     10,400    1,600     11,200    2,000
 (3) Legal                  250,400     None    130,300    7,000    133,200    5,300
 (4) Other                     None     None      1,600     None       None     None
------------------------------------------------------------------------------------
                         $1,199,700 $125,200 $1,002,900 $205,500 $1,050,100 $101,000
------------------------------------------------------------------------------------

(a) Property management reimbursements and other expense reimbursements previously reported in 1992 have been excluded from the above table and amounts previously included in 1992 in due to Affiliates have been reclassified to accounts payable and accrued expenses in order to provide comparability to the fees presented for 1994 and 1993.

(b) As of December 31, 1994, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the 1992 sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner is obligated to the Partnership under a lease of office space at Citrus Center (f/k/a/ Firstate Tower). A new lease agreement commenced on March 1, 1992 and terminates on February 28, 2002. For the years ended December 31, 1994, 1993 and 1992, Firstate paid approximately $232,600, $224,200 and
$279,700, respectively, in total rents. The Partnership's share of these rents is 100% in 1994 and 1993 and 50% in 1992 (see Note 6 for additional information).

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rents due on noncancelable operating leases as of December 31, 1994, was as follows:

                    1995        $ 6,725,900
                    1996          2,907,000
                    1997          5,791,400
                    1998          5,355,900
                    1999          4,905,100
                    Thereafter   18,269,200
                             --------------
                                $43,954,500
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1994, 1993 and 1992 were approximately $252,500, $506,600 and $397,000, respectively.

4. MORTGAGE LOANS PAYABLE:

Mortgage loans and notes payable at December 31, 1994 and 1993 consisted of the following non-recourse loan(s):

 Property      Loan       Loan                                    Estimated
Pledged as  Balance at Balance at  Interest   Maturity   Periodic  Balloon
Collateral   12/31/94   12/31/93     Rate       Date     Payment   Payment
-------------------------------------------------------------------------------
El Paso
 Natural
 Gas
 Building       (a)    $21,611,600    (a)        (a)        (a)       (a)
Triangle
 Office
 Building       (b)      2,265,100    (b)        (b)        (b)       (b)
Fashion
 Atrium
 Building       (c)     12,112,500    (c)        (c)        (c)       (c)
Glendale
 Center
 Shopping
 Mall (d)   $6,650,000  10,650,000   6.27%(e) 1/31/95(f)    (g)   $6,650,000(f)
Shoppes of
 West
 Melbourne      (h)      4,000,000    (h)        (h)        (h)       (h)
Citrus
 Center
 (f/k/a
 Firstate
 Tower)
 (i)            (j)      9,573,400    (j)        (j)        (j)       (j)
-------------------------------------------------------------------------------
            $6,650,000 $60,212,600
-------------------------------------------------------------------------------

(a) On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated Partnership each had a 50% interest (the "Joint Venture"), sold its interest in the El Paso Natural Gas Building. The outstanding indebtedness on this property of approximately $42,757,000, of which the Partnership's share was $21,378,500, was satisfied at closing. In addition a prepayment penalty on early extinguishment of debt of approximately $1,828,600 was incurred as a result of the sale, of which the Partnership's share was $914,300. This prepayment penalty was recorded as an extraordinary loss for financial statement purposes.

(b) On June 10, 1994 the Partnership sold the Triangle Building. The outstanding indebtedness on this property of approximately $2,218,800 was assumed by the buyer at closing.

(c) The General Partner was unable to reach a mutual resolution with the mortgage holder regarding the restructuring of the loan for Fashion Atrium and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owns Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement (the "Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred approximately $1,311,000, of which the Partnership's share was approximately $655,500, of accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY in the amount of approximately $2,313,200, of which the Partnership's proportionate share was approximately $1,156,600, for the payment of accrued real estate taxes plus penalties and interest. FANY assisted in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. A confirmation hearing on the pre-packaged plan occurred on November 22, 1994. The conveyance of title to the property occurred pursuant to the terms and conditions of a confirmed plan on December 9, 1994. At the time the conveyance of title occurred, FANY was relieved of its obligation under the mortgage loan of approximately $24,151,000 less amounts held in safekeeping, of which the Partnership's share was $12,075,500 and any interest in the assets and liabilities of FANY therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993.

(d) This property is owned through a joint venture. Amounts represent the Partnership's share of the liability and are not the total amount by which the property is encumbered.

(e) This interest rate represents the weighted average for the year ended December 31, 1994. The interest rate is subject to change in accordance with the provisions within the loan agreement. As of December 31, 1994, the interest rate on the Glendale loan was 9.5%.

(f) The maturity date of the mortgage loan collateralized by Glendale had previously been extended with the existing lender until October 3, 1994. On October 27, 1994, the joint venture which owns Glendale made a $4,300,000 principal payment to this lender, of which the Partnership's share was $2,150,000. This principal payment extended the loan's maturity to November 30, 1994. On November 21, 1994, the joint venture made an additional principal payment of $3,700,000, of which the Partnership's share was $1,850,000, which further extended the maturity date to January 31, 1995. A fee of $50,000 was paid by the joint venture for each loan extension. On January 6, 1995, the Partnership obtained a new mortgage loan in the amount of $17,000,000 collateralizing Glendale, of which the Partnership's share is $8,500,000. The existing loan was paid off in full with the proceeds of the new loan (see Note 9 for additional information).

(g) Interest only.

(h) The Partnership repaid the mortgage loan collateralized by Shoppes of West Melbourne in the amount of $4,000,000 on June 6, 1994, its scheduled maturity date.

(i) The Partnership and a wholly owned subsidiary purchased First Capital Income Properties, Ltd.--Series XI's 50% interest in the joint venture which owns Citrus Center, effective January 1, 1993. The amount paid by the Partnership and its subsidiary was equal to approximately 50% of the appraised value of the Citrus Center, as determined by an independent appraiser, minus 50% of the outstanding principal balance under the loan collateralized by the Citrus Center (see Note 6 for additional information).

(j) On May 27, 1994 the Partnership repaid the mortgage loan collateralized by Citrus Center for a total amount of approximately $9,731,000, which included a prepayment penalty of approximately $237,300. The prepayment penalty was recorded as an extraordinary loss on early extinguishment of debt for financial statement purposes.

Amortization of mortgage loans for 1995:

                    1995  $6,650,000
                             -------
                          $6,650,000
                             -------

5. INCOME TAX:

The Partnership utilizes an accrual basis method of accounting for both tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors for financial statement purposes. The net effect of these accounting differences for the year ended December 31, 1994, was that the net income for financial statement purposes was approximately $6,798,600 less than the net income for tax reporting purposes.

6. PROPERTY ACQUISITION:

On January 22, 1993, the Partnership purchased First Capital Income Properties, Ltd.--Series XI's ("Series XI") 50% interest in the joint venture which owns the Citrus Center. The purchase, effective January 1, 1993, is pursuant to the terms of an assignment agreement by and among the Partnership, Series XI and a corporation wholly owned by the Partnership. The amount paid to Series XI by the Partnership was approximately $3,081,400, which was equal to approximately 50% of the appraised value of the Citrus Center, as determined by an independent appraiser, less 50% of the outstanding principal balance under the loan collateralized by the Citrus Center (approximately $4,868,600). The independent appraiser took into consideration the fact that this property contains a significant amount of asbestos, removal of which will require a substantial amount of Partnership working capital.

7. PROPERTY SALES/DISPOSITIONS:

On April 6, 1994 First Capital Kayser Center, the joint venture ("Joint Venture") which owns El Paso sold the property for a sale price of $88,450,000. The outstanding indebtedness on this property of approximately $42,757,000 was satisfied at closing. The Joint Venture incurred selling expenses of approximately $3,743,300, of which approximately $1,828,600 related to a prepayment penalty on the early extinguishment of debt of which the Partnership's share was $1,871,600 and $914,300, respectively. The Joint Venture received net sale proceeds of approximately $84,706,700, of which the Partnership's share was approximately $42,353,400. The net gain, after recognition of the prepayment penalty, reported by the Partnership for financial statement purposes was approximately $18,015,300. For tax reporting purposes the Partnership will report a net gain in 1994 of approximately $28,646,700.

On June 10, 1994 the Partnership sold the Triangle Office Building, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of approximately $89,800. The outstanding indebtedness on this property of approximately $2,218,800 was assumed by the buyer at closing. The Partnership received sale proceeds of approximately $1,111,400. The total loss to the Partnership in connection with this sale was approximately $5,017,600 of which $4,000,000 was recorded in 1992 as a provision for value impairment. For tax reporting purposes the Partnership will report a loss of approximately $2,700,000.

On December 9, 1994, the joint venture which owned Fashion Atrium, in which the Partnership had a 50% interest, transferred title to Fashion Atrium to the mortgage holder through an orderly conveyance of title within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. The disposition of the Fashion Atrium relieved the Partnership of its share of the obligation under the nonrecourse mortgage loan collateralized by the property as well as any interest in the assets therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993. This extinguishment of debt was considered a noncash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1994. The total loss to the Partnership in connection with the disposition of the Fashion Atrium was approximately $13,444,800 of which $5,500,000 was recorded in 1993 as a provision for value impairment for financial statement purposes. This loss represented the net book value of the property (prior to any provision for value impairment) in excess of its estimated fair market value. In addition, in 1994, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of the Fashion Atrium of approximately $8,808,600 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated fair market value of the property. For tax purposes, the Partnership recorded a loss in 1994 of approximately $588,700 on this disposition.

On March 31, 1992 the Partnership sold the Old National Bank Valley Financial Center. The sale price was $4,850,000. The Partnership incurred selling expenses of approximately $260,900, including a $48,500 brokerage fee owed to The Managing General Partner. The commission has been accrued but not paid (see
Note 2 for additional information). The Partnership received net proceeds from the sale of approximately $4,637,600. The gain for financial statement purposes was approximately $2,021,500. For tax reporting purposes the Partnership recorded a gain of approximately $2,750,000.

On October 9, 1992, a joint venture in which the Partnership holds a 50% interest, sold a parcel of land at Glendale, located in Indianapolis, Indiana. The Partnership's share of the sales price was $72,500 and its share of selling expenses was $5,300, which represented legal fees accrued in 1992 and paid in 1993 to an Affiliate of the General Partner. The Partnership received net proceeds from this sale of approximately $72,500. The gain for both financial statement purposes and tax reporting purposes was approximately $7,800.

All of the above transactions (with the exception of Fashion Atrium) were all-cash sales, with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:

In 1995, the Financial Accounting Standards Board agreed to issue a new standard entitled "Accounting for the Impairment of Long-Lived Assets" (the "Standard"). This Standard establishes guidance for determining if defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements of companies. The carrying amount of impaired assets will be required to be reduced to fair value. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that implementation will not materially affect the Partnership's financial position or results of operations once the Standard becomes effective.

The Partnership recorded provisions for value impairment of $4,000,000 in 1992 for Triangle and $5,500,000 in 1993 for Fashion Atrium. Due to the uncertainty of the Partnership's ability to recover the net carrying value of its investment in these properties (prior to any provision for value impairment) during the remaining estimated holding periods, it was deemed appropriate to reduce the basis of these properties for financial statement purposes. The provision amounts were in part based on the Managing General Partner's estimate of the current market value, adjusted by estimates of future cash flow, capital improvements and depreciation during the remaining estimated holding period as well as the outstanding mortgage balance. These provisions for value impairment are considered non-cash events for the purposes of the Statement of Cash Flows, and were not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the years ended December 31, 1992 or 1993.

9. SUBSEQUENT EVENT:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of the new loan amount is $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% and is payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. In addition, the Partnership must pay as additional principal amortization, 50% of all cash flow from the property for each prior calendar year. The Partnership's share of loan acquisition costs incurred in 1994 related to this refinancing was $85,000.
                                    Copies of the Partnership's Form 10-K are
                                      available upon written request to the
                                          General Partner at no charge.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1994


        Column A           Column B           Column C                 Column D                           Column E
------------------------  ----------  ------------------------  -------------------------  --------------------------------------
                                            Initial cost            Costs capitalized              Gross amount at which
                                         to Partnership (1)     subsequent to acquisition        carried at close of period
                                      ------------------------  -------------------------  -----------------------------------------
                                                    Buildings                                              Buildings
                                                       and                                                    and
                            Encum-                  Improve-     Improve-       Carrying                    Improve-
      Description          brances       Land         ments       ments         Costs (2)     Land           ments      Total (3)(4)
------------------------  ----------  -----------  -----------  ----------      ---------  -----------     -----------  ------------
Shopping Centers:
Richmond Plaza
  Shopping Center
  (Augusta, GA)
  (100% interest)            (5)      $ 2,152,300  $ 7,630,900  $1,025,900      $ 56,900   $ 2,156,000     $ 8,710,000   $10,866,000

Glendale Center
  Shopping Mall
  (Indianapolis, IN)
  (50% Interest)          $6,650,000    4,932,600   18,556,900   1,399,200        67,600     4,887,600 (8)  20,068,700    24,956,300

Shoppes of West
  Melbourne (West
  Melbourne, FL)
  (100% interest)            (10)       4,133,000    8,782,800     221,600       222,800     4,204,300       9,155,900    13,360,200

Office Buildings:
Citrus Center
  (f/k/a Firstate Tower)
  (Orlando, FL)
  (100% Interest (11))       (12)       4,475,000   18,113,100   5,769,400        87,600     4,475,000      23,970,100    28,445,100
                          ----------  -----------  -----------  ----------      ---------  -----------     -----------   -----------
                          $6,650,000  $15,692,900  $53,083,700  $8,416,100      $434,900   $15,722,900     $61,904,700   $77,627,600
                          ==========  ===========  ===========  ==========      =========  ===========     ===========   ===========

        Column A            Column F   Column G    Column H       Column I
------------------------  -----------  ---------  ----------  ----------------
                                                               Life on which
                            Accumu-                             depreciation
                             lated      Date of               in latest income
                           Deprecia-   construc-     Date      statements is
      Description          tion (3)      tion      Acquired       computed
------------------------  -----------  ---------  ----------  ----------------
Shopping Centers:
Richmond Plaza
  Shopping Center                                                  35 (6)
  (Augusta, GA)           $ 2,226,900   1980      Sept. 1984      3-10 (7)
  (100% interest)

Glendale Center
  Shopping Mall                                                    35 (6)
  (Indianapolis, IN)        5,254,500   1958 (9)    May 1985      3-13 (7)
  (50% Interest)

Shoppes of West
  Melbourne (West                                                  35 (6)
  Melbourne, FL)            2,210,000   1984       Nov. 1985      3-10 (7)
  (100% interest)

Office Buildings:
Citrus Center
  (f/k/a Firstate Tower)                                           35 (6)
  (Orlando, FL)             5,003,800   1971        May 1986      2-10 (7)
  (100% Interest (11))
                          -----------
                          $14,695,200
                          ===========

                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             NOTES TO SCHEDULE III

Note 1.  Amounts presented are net of rent guarantees.
Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 3.  The following is a reconciliation of activity in columns E and F:

                                  December 31, 1994                      December 31, 1993                December 31, 1992
                       -----------------------------------        -------------------------------    -----------------------------
                                               Accumulated                            Accumulated                      Accumulated
                           Cost               Depreciation            Cost           Depreciation        Cost         Depreciation
                       ------------          -------------        ------------       -------------   -------------    ------------
Balance at
 beginning
 of the year           $129,477,700           $ 27,239,500        $125,161,100        $23,881,000     $131,231,400      $21,093,500

Additions
 during the
 year:

Acquisition of
 commercial
 rental
 property (11)                                                       7,950,000

Improvements              3,892,500                                  1,866,600                           1,074,800

Provisions
 for deprec-
 iation and
 amortization                                    2,851,200                              3,358,500                         3,305,600

Deductions
 during the
 year:

Cost of real
 estate sold
 or disposed            (55,742,600)                                                                    (3,145,100)

Accumulated
 depreciation
 on real
 estate sold
 or disposed                                   (15,395,500)                                                                (518,100)

Provisions
 for value
 impairment                                                         (5,500,000)                         (4,000,000)
                       ------------           ------------        ------------        -----------     ------------      -----------
Balance
 at end of
 the year              $ 77,627,600           $ 14,695,200        $129,477,700        $27,239,500     $125,161,100      $23,881,000
                       ============           ============        ============        ===========     ============      ===========

Note 4.  The aggregate cost for Federal income tax purposes is $77,627,600.
Note 5.  Mortgage balance repaid in January 1993.
Note 6.  Estimated useful life for building.
Note 7.  Estimated useful life for improvements.
Note 8. A parcel of land at Glendale Shopping Center was sold on October 9, 1992. The basis of the land was approximately $59,400.
Note 9.  Renovated in 1983 and 1984.
Note 10. Mortgage balance repaid in June, 1994.
Note 11. In January 1993 the Partnership effectively purchased the remaining 50% joint venture interest of this property from an Affiliated partnership.
Note 12. Mortgage balance repaid in May, 1994.