Form 10-Q
period 1995-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1995-05-12
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                     March 31, 1995
                          -----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

     Commission File Number:                        0-12946
                            ---------------------------------------------------


               First Capital Income Properties, Ltd. - Series IX
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                            59-2255857
- -------------------------------                       -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------      ------------------
        (Address of principal executive offices)                 (Zip Code)


                                (312)  207-0020
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Documents incorporated by reference:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 24, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     March 31,
                                                        1995      December 31,
                                                    (Unaudited)       1994
- -------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 15,722,900  $ 15,722,900
 Buildings and improvements                           62,327,900    61,904,700
- -------------------------------------------------------------------------------
                                                      78,050,800    77,627,600
Accumulated depreciation and amortization            (15,260,700)  (14,695,200)
- -------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       62,790,100    62,932,400
Cash and cash equivalents                             16,641,700    15,085,400
Rents receivable                                         769,300       671,600
Escrow deposits                                           20,400
Other assets (primarily loan acquisition costs net
 of accumulated amortization of $86,100 and
 $78,400, respectively)                                  402,100       249,400
- -------------------------------------------------------------------------------
                                                    $ 80,623,600  $ 78,938,800
- -------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                              $  8,388,900  $  6,650,000
 Accounts payable and accrued expenses                 1,067,800     1,213,300
 Distributions Payable                                   888,900       722,200
 Due to Affiliates                                       169,200       125,200
 Security deposits                                       134,500       128,800
 Other liabilities                                       118,200       147,000
- -------------------------------------------------------------------------------
                                                      10,767,500     8,986,500
- -------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partners
  Limited Partners (100,000 Units authorized,
  issued and outstanding)                             69,856,100    69,952,300
- -------------------------------------------------------------------------------
                                                      69,856,100    69,952,300
- -------------------------------------------------------------------------------
                                                    $ 80,623,600  $ 78,938,800
- -------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                    $ (41,300) $ 60,842,000  $ 60,800,700
Net income for the year ended
 December 31, 1994                         269,100    19,160,300    19,429,400
Distributions for the year ended
 December 31, 1994                        (227,800)  (10,050,000)  (10,277,800)
- -------------------------------------------------------------------------------
Partners' capital, December 31, 1994             0    69,952,300    69,952,300
Net income for the quarter ended
 March 31, 1995                             88,900       703,800       792,700
Distributions for the quarter ended
 March 31, 1995                            (88,900)     (800,000)     (888,900)
- -------------------------------------------------------------------------------
Partners' capital, March 31, 1995        $       0  $ 69,856,100  $ 69,856,100
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1995       1994
- --------------------------------------------------------------------------
Income:
 Rental                                              $2,654,200 $4,358,500
 Interest                                               234,500     58,100
- --------------------------------------------------------------------------
                                                      2,888,700  4,416,600
- --------------------------------------------------------------------------
Expenses:
 Interest                                               232,800  1,018,200
 Depreciation and amortization                          573,200    898,200
 Property operating:
  Affiliates                                            144,200    168,100
  Nonaffiliates                                         441,900    664,500
 Real estate taxes                                      260,600    449,600
 Insurance--Affiliate                                    40,400     67,800
 Repairs and maintenance                                292,000    408,000
 General and administrative:
  Affiliates                                             39,800     18,600
  Nonaffiliates                                          71,100     56,000
- --------------------------------------------------------------------------
                                                      2,096,000  3,749,000
- --------------------------------------------------------------------------
Net income                                           $  792,700 $  667,600
- --------------------------------------------------------------------------
Net income allocated to General Partners             $   88,900 $   44,400
- --------------------------------------------------------------------------
Net income allocated to Limited Partners             $  703,800 $  623,200
- --------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units authorized, issued and outstanding)  $     7.04 $     6.23
- --------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1995         1994
- -----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $   792,700  $   667,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         573,200      898,200
  Changes in assets and liabilities:
   (Increase) in rents receivable                       (97,700)     (65,700)
   (Increase) in restricted cash                                     (19,100)
   (Increase) in other assets                          (122,000)
   (Decrease) increase in accounts payable and
    accrued expenses                                   (145,500)     418,900
   Increase (decrease) in due to Affiliates              44,000      (73,600)
   (Decrease) in other liabilities                      (28,800)     (28,500)
- -----------------------------------------------------------------------------
    Net cash provided by operating activities         1,015,900    1,797,800
- -----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements          (423,200)    (311,000)
 (Increase) in escrow deposits                          (20,400)    (100,900)
- -----------------------------------------------------------------------------
    Net cash (used for) investing activities           (443,600)    (411,900)
- -----------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable      8,500,000
 Principal payments on mortgage loans payable        (6,761,100)    (308,100)
 Distributions paid to Partners                        (722,200)
 Loan acquisition costs incurred                        (38,400)
 Increase in security deposits                            5,700        8,100
- -----------------------------------------------------------------------------
    Net cash provided by (used for) financing
     activities                                         984,000     (300,000)
- -----------------------------------------------------------------------------
Net increase in cash and cash equivalents             1,556,300    1,085,900
Cash and cash equivalents at the beginning of the
 period                                              15,085,400   19,160,900
- -----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $16,641,700  $20,246,800
- -----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                    $   282,800  $ 1,025,700
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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

The financial statements include the Partnership's 50% ownership interest in a joint venture which owned the El Paso Natural Gas Building ("El Paso"), prior to its sale on April 6, 1994. The financial statements also include the Partnership's 50% ownership in another joint venture. This joint venture is operated under the control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the venture's revenues, expenses, assets and liabilities is included in the financial statements.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results.

Cash equivalents are defined as all highly liquid investments purchased with a maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1993, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits and the balance, if any, to the Unit Holders. Notwithstanding, in all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarter ended March 31, 1995, the General Partners were allocated distributable Cash Flow and, accordingly, Net Profits from operations of approximately $88,900.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1995 are as follows:

                                                         Paid   Payable
- ------------------------------------------------------------------------
Property management and leasing fees                   $140,600 $ 74,500
Reimbursement of property insurance premiums, at cost      None   40,400
Real estate commission (a)                                 None   48,500
Reimbursement of expenses, at cost:
 (1) Accounting                                           8,400    4,200
 (2) Investor communication                               4,200    1,600
 (3) Legal                                               27,200     None
- ------------------------------------------------------------------------
                                                       $180,400 $169,200
- ------------------------------------------------------------------------

(a) As of March 31, 1995, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank, ("Firstate") an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at the Citrus Center. The lease expires in February, 2002. For the quarter ended March 31, 1995, Firstate paid approximately $58,500 in total rents.

3. MORTGAGE LOAN PAYABLE:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall, obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount is $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% and interest is payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. In addition, the Partnership must pay as additional principal amortization, 50% of all cash flow from the property for each prior calender year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

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

                                               Comparative Cash Flow Results
                                                   For the Quarters Ended
                                                  3/31/95         3/31/94
- -----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the
 Partnership Agreement)                        $    1,254,800 $     1,257,700
Capital Investment                             $   92,000,000 $   100,000,000
Annualized return on Capital Investment (Cash
 Flow/Capital Investment)                               5.46%           5.03%
- -----------------------------------------------------------------------------

Comparisons of Cash Flow and operating results between the periods presented in the above table are complicated by the disposition of the Fashion Atrium Building on December 9, 1994 and the sales of the El Paso Natural Gas Building on April 6, 1994 and the Triangle Building on June 10, 1994. The disposition and sales of these properties accounted for the significant decreases in rental income, interest expense, real estate tax expense, repairs and maintenance and property operating expenses.

Cash Flow increased approximately $2,900 from the quarter ended March 31, 1994 to the quarter ended March 31, 1995. Although Cash Flow remained relatively consistent from 1994 to 1995, several significant factors had either a positive or negative impact on Cash Flow. The negative factors were: 1) decreased Cash Flow of approximately $298,000 due to the disposition and sales of properties mentioned above; 2) decreased Cash Flow at Glendale Center Shopping Mall ("Glendale") of approximately $220,600 and 3) increased general and administrative costs of approximately $25,600 due to an increase in legal expenses. The positive factors were: 1) increased Cash Flow at Citrus Center, Richmond Plaza Shopping Center ("Richmond") and Shoppes of West Melbourne ("Shoppes") of approximately $297,500, $37,500 and $29,700, respectively, and
2) increased interest income earned on short-term investments of $176,700.

Rental revenues at Glendale for the quarters ended March 31, 1995 and 1994 were approximately $863,100 and $880,000, respectively. Rental revenues decreased primarily due to a decrease in tenant expense reimbursements for common area costs. Partially offsetting the decrease in rental revenues was an increase in base rental income as a result of an increase in occupied square footage. The three-month average occupancy rate increased from 85% in 1994 to 92% in 1995. The increase in the three-month average occupancy rate is somewhat artificially inflated due to the closing of approximately 44,000 square feet of an unused section of the building. Also affecting the decrease in Cash Flow for this property was an increase in debt service of approximately $222,600 due to the January 1995 refinancing of the mortgage loan collateralized by this property. Partially offseting the decrease in Cash Flow for this property was a decrease in repairs and maintenance and property operating expenses of $9,500 and $28,900, respectively.

Rental revenues at Citrus Center for the quarters ended March 31, 1995 and 1994 were approximately $1,154,000 and $1,143,400, respectively. The increase in rental revenues was primarily due to an increase in the three-month average occupancy rate from 87% in 1994 to 96% in 1995. Also contributing to the increase in Cash Flow for this property were decreases in debt service and repairs and maintenance of approximately $295,400 and $9,100, respectively. Partially offsetting the increase in Cash Flow for this property were increases in property operating expenses and real estate taxes of approximately $12,700 and $9,100, respectively.

Rental revenues at the Shoppes of West Melbourne for the quarters ended March 31, 1995 and 1994 were approximately $308,600 and $329,100, respectively. The decrease in rental revenues was partially due to a decrease in tenant reimbursements for real estate taxes due to a decrease in real estate tax expense of approximately $6,400, offset by an increase in tenant reimbursements for common area costs. The three-month average occupancy rate decreased from 94% in 1994 to 93% in 1995. Completely offsetting the decrease in rental revenues for this property was a decrease in interest expense of approximately $44,400 due to the payoff of the mortgage in 1994.

Rental revenues at Richmond for the quarters ended March 31, 1995 and 1994 were approximately $328,500 and $276,400, respectively. The increase in rental revenues was primarily due to increases in tenant reimbursements for real estate taxes and common area costs and base rents charged to new and renewing tenants and to a lesser extent to an increase in the three-month average occupancy rate from 91% in 1994 to 92% in 1995. Partially offsetting the increase in rental revenues for this property were increases in repairs and maintenance and property operating expenses of approximately $13,000 and $1,600, respectively.

Rental revenues at El Paso for the quarter ended March 31, 1994 were approximately $940,700. As previously discussed, this property was sold on April 6, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
The increase in the Partnership's cash position as of March 31, 1995 when compared to December 31, 1994 resulted primarily from the net proceeds received in conjunction with the refinancing of Glendale and amounts withheld from Cash Flow to supplement working capital reserves exceeding expenditures made for capital and tenant improvements and distributions paid to Partners. The liquid assets of the Partnership as of March 31, 1995 are comprised of amounts held for working capital purposes and undistributed Cash Flow.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities decreased from $1,797,800 for the quarter ended March 31, 1994 to $1,015,900 for the quarter ended March 31, 1995. This decrease was primarily due to the decrease in the collection of rents receivable in 1995 as compared to 1994 and the timing of the payment of certain Partnership expenses.

Net cash used for investing activities increased from $411,900 for the quarter ended March 31, 1994 to $443,600 for the quarter ended March 31, 1995. This change was due primarily an increase in capital and tenant improvements in 1995, partially offset by a significant decrease in the use of cash for escrow deposits.

During the quarter ended March 31, 1995, the Partnership spent approximately $423,200 for capital and tenant improvements and has budgeted to spend approximately $2,661,000 during the remainder of 1995. Included in the remaining budgeted amount is approximately $1,127,000, $654,000, $488,000 and $392,000 relating to anticipated capital and tenant improvements at the Citrus Center, Glendale, Shoppes and Richmond, respectively.

Net cash (used for) provided by financing activities changed from ($300,000) for the quarter ended March 31, 1994 to $984,400 for the quarter ended March 31, 1995. This change was due to the receipt of loan refinancing proceeds of the mortgage loan collateralized by Glendale, partially offset by distributions paid to Partners in 1995.

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of the new loan amount is $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The total cash received by the Partnership in connection with this new loan was $1,738,900, which was net of $38,400 in loan acquisition costs, and was added to the Partnership's working capital.

The Managing General Partner continues to take a very conservative approach to projections of future rental income and to maintain higher levels of cash reserves for the Partnership. The higher level of cash reserves is needed because of the Partnership's cash requirements during the next several years, which may be quite substantial due to the anticipated capital and tenant improvements necessary to be made to the Partnership's properties. As a result of these concerns, the Partnership continues to reserve amounts from Cash Flow to supplement working capital reserves and retained the Refinancing Proceeds discussed above. For the quarter ended March 31, 1995, Cash Flow withheld to supplement working capital reserves approximated $365,900. The Managing General Partner believes that the Partnership's current cash position along with any additional amounts withheld from future Cash Flow will be sufficient to cover budgeted expenditures and any other requirements which may reasonably be foreseen.

Distributions to Limited Partners for the quarter ended March 31, 1995 were declared at an annualized rate of 3.48% of total Capital Investment. Cash distributions are made 60 days after the quarter-end. The amount of Cash Flow available for distributions to investors is ultimately dependent upon the performance of the Partnership's investments as well as the amount of Cash Flow withheld for future cash requirements. Therefore, there can be no assurance of the amount of Cash available for distribution to Partners.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:
- -------   ---------------------------------

      (a) Exhibits: Financial Data Schedule

      (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                        BY:  FIRST CAPITAL FINANCIAL CORPORATION
                             MANAGING GENERAL PARTNER


Date: May 12, 1995      By:  /s/        DOUGLAS CROCKER II
      ------------           ---------------------------------------
                                        DOUGLAS CROCKER II
                              President and Chief Executive Officer


Date: May 12, 1995      By:  /s/         NORMAN M. FIELD
      ------------           ---------------------------------------
                                         NORMAN M. FIELD
                              Vice President - Finance and Treasurer