Form 10-Q
period 1995-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1995-08-14
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the period ended                       June 30, 1995
                       ---------------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from                      to
                                 ----------------------  -----------------------

   Commission File Number:                       0-12946
                          ------------------------------------------------------



               First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2255857
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
-------------------------------------------------------      -------------------
(Address of principal executive offices)                         (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1995      December 31,
                                                    (Unaudited)       1994
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                               $ 15,722,900  $ 15,722,900
 Buildings and improvements                           63,041,400    61,904,700
-------------------------------------------------------------------------------
                                                      78,764,300    77,627,600
Accumulated depreciation and amortization            (15,826,200)  (14,695,200)
-------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       62,938,100    62,932,400
Cash and cash equivalents                             16,529,700    15,085,400
Rents receivable                                         612,300       671,600
Escrow deposits                                           34,800
Other assets (primarily loan acquisition costs net
 of accumulated amortization of $95,200 and
 $78,400, respectively)                                  409,000       249,400
-------------------------------------------------------------------------------
                                                    $ 80,523,900  $ 78,938,800
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                             $  8,275,200  $  6,650,000
 Accounts payable and accrued expenses                 1,228,300     1,213,300
 Distributions payable                                   944,400       722,200
 Due to Affiliates                                       114,900       125,200
 Security deposits                                       137,900       128,800
 Other liabilities                                       136,000       147,000
-------------------------------------------------------------------------------
                                                      10,836,700     8,986,500
-------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner
 Limited Partners (100,000 Units authorized, issued
  and outstanding)                                    69,687,200    69,952,300
-------------------------------------------------------------------------------
                                                      69,687,200    69,952,300
-------------------------------------------------------------------------------
                                                    $ 80,523,900  $ 78,938,800
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1994                                    $ (41,300) $ 60,842,000  $ 60,800,700
Net income for the year ended
 December 31, 1994                         269,100    19,160,300    19,429,400
Distributions for the year ended
 December 31, 1994                        (227,800)  (10,050,000)  (10,277,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1994             0    69,952,300    69,952,300
Net income for the six months ended
 June 30, 1995                             183,300     1,384,900     1,568,200
Distributions for the six months ended
 June 30, 1995                            (183,300)   (1,650,000)   (1,833,300)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1995         $       0  $ 69,687,200  $ 69,687,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1995       1994
------------------------------------------------------------------------------
Income:
 Rental                                                $2,680,900 $ 3,178,200
 Interest                                                 255,200     405,700
 Gain on sale of property                                          18,028,700
------------------------------------------------------------------------------
                                                        2,936,100  21,612,600
------------------------------------------------------------------------------
Expenses:
 Interest                                                 223,400     611,000
 Depreciation and amortization                            574,600     717,500
 Property operating:
  Affiliates                                              170,200     210,900
  Nonaffiliates                                           565,300     641,400
 Real estate taxes                                        224,100     485,300
 Insurance--Affiliate                                      13,000      47,900
 Repairs and maintenance                                  291,800     346,700
 General and administrative:
  Affiliates                                               10,700      14,600
  Nonaffiliates                                            87,500      69,100
------------------------------------------------------------------------------
                                                        2,160,600   3,144,400
------------------------------------------------------------------------------
Net Income before extraordinary (loss) on early
 extinguishments of debt                                  775,500  18,468,200
Extraordinary (loss) on early extinguishments of debt              (1,151,600)
------------------------------------------------------------------------------
Net income                                             $  775,500 $17,316,600
------------------------------------------------------------------------------
Net income allocated to General Partners               $   94,400 $    74,600
------------------------------------------------------------------------------
Net income allocated to Limited Partners               $  681,100 $17,242,000
------------------------------------------------------------------------------
Net Income before extraordinary (loss) on early
 extinguishments of debt allocated to Limited
 Partners per Unit (100,000 Units authorized, issued
 and outstanding)                                      $     7.76 $    183.58
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units authorized, issued and outstanding)    $     6.81 $    172.42
------------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                          1995       1994
------------------------------------------------------------------------------
Income:
 Rental                                                $5,335,100 $ 7,536,700
 Interest                                                 489,700     463,800
 Gain on sale of property                                          18,028,700
------------------------------------------------------------------------------
                                                        5,824,800  26,029,200
------------------------------------------------------------------------------
Expenses:
 Interest                                                 456,200   1,629,200
 Depreciation and amortization                          1,147,800   1,615,700
 Property operating:
  Affiliates                                              355,000     373,700
  Nonaffiliates                                           966,600   1,311,200
 Real estate taxes                                        484,700     954,800
 Insurance--Affiliate                                      53,400      95,800
 Repairs and maintenance                                  583,800     754,700
 General and administrative:
  Affiliates                                               34,800      21,700
  Nonaffiliates                                           174,300     136,600
------------------------------------------------------------------------------
                                                        4,256,600   6,893,400
------------------------------------------------------------------------------
Net Income before extraordinary (loss) on early
 extinguishments of debt                                1,568,200  19,135,800
Extraordinary (loss) on early extinguishments of debt              (1,151,600)
------------------------------------------------------------------------------
Net income                                             $1,568,200 $17,984,200
------------------------------------------------------------------------------
Net income allocated to General Partners               $  183,300 $   141,400
------------------------------------------------------------------------------
Net income allocated to Limited Partners               $1,384,900 $17,842,800
------------------------------------------------------------------------------
Net Income before extraordinary (loss) on early
 extinguishments of debt allocated to Limited
 Partners per Unit (100,000 Units authorized, issued
 and outstanding)                                      $    15.68 $    189.91
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units authorized, issued and outstanding)    $    13.85 $    178.43
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1995         1994
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $ 1,568,200  $17,984,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        1,147,800    1,615,700
  Extraordinary loss on early extinguishments of
   debt                                                             1,151,600
  Gain on sale of property                                        (18,028,700)
  Changes in assets and liabilities:
   Decrease in rents receivable                           59,300      219,700
   (Increase) in restricted cash                                      (60,400)
   (Increase) in other assets                           (106,500)      (4,400)
   Increase in accounts payable and accrued expenses      15,000      512,200
   (Decrease) in due to Affiliates                       (10,300)     (89,900)
   (Decrease) in other liabilities                       (11,000)    (181,800)
------------------------------------------------------------------------------
    Net cash provided by operating activities          2,662,500    3,118,200
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial rental property                  46,646,000
 Payments for capital and tenant improvements         (1,136,700)  (1,052,600)
 (Increase) decrease in escrow deposits                  (34,800)      94,300
 Maturity of restricted certificate of deposit                         75,000
------------------------------------------------------------------------------
    Net cash (used for) provided by investing
     activities                                       (1,171,500)  45,762,700
------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan               8,500,000
 Principal payments on mortgage loans payable         (6,874,800) (37,450,100)
 Distributions paid to Partners                       (1,611,100)  (8,444,500)
 Loan acquisition costs incurred                         (69,900)
 Prepayment costs on mortgage loans                                (1,151,600)
 Decrease (increase) in security deposits                  9,100       (5,000)
------------------------------------------------------------------------------
    Net cash (used for) financing activities             (46,700) (47,051,200)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents              1,444,300    1,829,700
Cash and cash equivalents at the beginning of the
 period                                               15,085,400   19,160,900
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $16,529,700  $20,990,600
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $   506,200  $ 1,706,100
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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1995, are not necessarily indicative of the operating results for the year ending December 31, 1995.

The 1994 financial statements include the Partnership's 50% ownership interest in three joint ventures, one of which owned the El Paso Natural Gas Building ("El Paso"), prior to its sale on April 6, 1994. The Financial Statements also include the Partnership's ownership interest in the Triangle Building ("Triangle"), prior to its sale on June 10, 1994. The joint ventures are operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets and liabilities is included in the financial statements.

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

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

Subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined by the Partnership Agreement) as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits and the balance, if any, to the Unit Holders. Notwithstanding, in all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarter and six months ended June 30, 1995, the General Partners were allocated distributable Cash Flow (as defined by the Partnership Agreement) and, accordingly, Net Profits from operations of approximately $94,400 and $183,300, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1995 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $191,500  $332,100  $ 60,600
Reimbursement of property insurance premiums, at
 cost                                               53,400    53,400      None
Real estate commissions (a)                           None      None    48,500
Reimbursement of expenses, at cost:
 (1) Accounting                                      5,500    13,900     4,200
 (2) Investor communication                          2,300     6,500     1,600
 (3) Legal                                          58,400    85,600      None
------------------------------------------------------------------------------
                                                  $311,100  $491,500  $114,900
------------------------------------------------------------------------------

(a) As of June 30, 1995, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until the Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank, ("Firstate") an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at the Citrus Center. The lease expires in February, 2002. For the quarter and six months ended June 30, 1995, Firstate paid approximately $58,400 and $116,900 in total rents, respectively.

3. MORTGAGE LOAN PAYABLE:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall, obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% with interest payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. In addition, the joint venture must pay annually additional principal amortization equal to 50% of all cash flow from the property for each prior calender year. As of June 30, 1995 the Partnership's share of the outstanding mortgage loan balance was $8,275,200.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                   Comparative Operating Results (a)
                              For the Quarters
                                    Ended           For the Six Months Ended
                             6/30/95     6/30/94      6/30/95       6/30/94
-------------------------------------------------------------------------------
CITRUS CENTER
Rental revenues             $1,142,200  $1,057,200  $  2,296,200  $  2,200,600
-------------------------------------------------------------------------------
Property net income (b)     $  218,400  $  117,200  $    555,400  $    239,300
-------------------------------------------------------------------------------
Average occupancy                97.4%       84.7%         96.5%         83.8%
-------------------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL
Rental revenues             $  846,400  $  849,100  $  1,709,500  $  1,737,100
-------------------------------------------------------------------------------
Property net (loss) income  $  (10,400) $   81,500  $     (8,700) $    204,400
-------------------------------------------------------------------------------
Average occupancy                91.9%       85.8%         92.1%         85.6%
-------------------------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental revenues             $  342,200  $  314,200  $    650,800  $    643,300
-------------------------------------------------------------------------------
Property net income         $  195,500  $  120,100  $    353,000  $    247,500
-------------------------------------------------------------------------------
Average occupancy                95.5%       93.0%         94.2%         93.5%
-------------------------------------------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental revenues             $  344,400  $  314,100  $    672,900  $    590,500
-------------------------------------------------------------------------------
Property net income         $  188,400  $  168,200  $    361,900  $    308,000
-------------------------------------------------------------------------------
Average occupancy                97.4%       90.7%         96.5%         90.7%
-------------------------------------------------------------------------------
EL PASO NATURAL GAS BUILDING (C)
Rental revenues                         $   62,700                $  1,003,400
-------------------------------------------------------------------------------
Property net income                     $   19,900                $    325,500
-------------------------------------------------------------------------------
Average occupancy                           100.0%                      100.0%
-------------------------------------------------------------------------------
TRIANGLE BUILDING (D)
Rental revenues                         $  136,400                $    368,500
-------------------------------------------------------------------------------
Property net (loss)                     $  (53,400)               $    (60,600)
-------------------------------------------------------------------------------
Average occupancy                            86.3%                       86.6%
-------------------------------------------------------------------------------
FASHION ATRIUM BUILDING (E)
Rental revenues                         $  444,500                $    993,300
-------------------------------------------------------------------------------
Property net (loss)                     $ (335,600)               $   (440,400)
-------------------------------------------------------------------------------
Average occupancy                            72.0%                       70.9%
-------------------------------------------------------------------------------

(a) The above table excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Excludes an extraordinary loss on early extinguishment of debt of approximately $237,300 for the quarter and six months ended June 30, 1994.
(c) El Paso Natural Gas Building was sold on April 6, 1994. The property net income excludes gain on sale of approximately $18,964,600 and prepayment penalty of approximately ($914,300) which was included as an extraordinary loss on early extinguishments of debt on the Statements of Income and Expenses for the quarter and six months ended June 30, 1994.
(d) Triangle Building was sold on June 10, 1994. The property net (loss) excludes a loss on the sale of the property of ($935,900) which was included in the Statements of Income and Expenses for the quarter and six months ended June 30, 1994.
(e) On December 9, 1994 the Fashion Atrium Building was disposed of through the orderly conveyance of title to the mortgage holder.

Net income for the Partnership for the quarter and six months ended June 30, 1995 decreased $16,541,100 and $16,416,000, respectively, when compared to the quarter and six months ended June 30, 1994. The decreases are primarily due to the sales of El Paso Natural Gas Building ("El Paso") on April 6, 1994 and Triangle Building ("Triangle") on June 10, 1994, the extraordinary loss on early extinguishments of debt for Citrus Center and El Paso, and the disposition of the Fashion Atrium Building ("Fashion Atrium") on December 9, 1994. For further discussion regarding the gain, loss and early extinguishments of debt see notes (c) and (d) to the above table. The sales and disposition of these properties accounted for the significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance, accordingly, the comparison of operating results between periods is complicated.

Net income, exclusive of all sold and disposed of properties, increased $204,800 or 36.6% and $522,900 or 50%, respectively, for the quarter and six month periods under comparison. The increase in net income was primarily due to: 1) improved operating results at Citrus Center, Shoppes of West Melbourne ("Shoppes") and Richmond Plaza Shopping Center ("Richmond") totaling approximately $196,900 and $475,400, respectively, for the quarter and six month ended June 30, 1995 when compared to 1994; 2) increased interest income of $27,600 for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 and 3) the fact that 1994 net income included an extraordinary loss on early extinguishment of debt of $237,300 related to the mortgage previously collateralizing Citrus Center. Partially offsetting the increase in net income was: 1) decreased operating results at Glendale Center Shopping Mall ("Glendale") of $91,900 and $213,100, respectively, for the quarter and six month periods under comparison; 2) decreased interest income of $148,800 for the quarter ended June 30, 1995 when compared to the quarter ended June 30, 1994; and 3) increased general and administrative expenses of $14,300 and $51,100, respectively, for the quarterly and six month periods under comparison due to an increase in professional fees and printing and mailing costs.

For purposes of the following comparative discussion, the operating results of Fashion Atrium, El Paso and Triangle have been excluded.

Rental revenues increased by approximately $146,200 or 5.8% and $163,600 or 3.2%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary factor which caused the increase in rental revenues was an increase in the average occupancy at Citrus Center, Richmond and Shoppes. Partially offsetting the increase was a decrease in rental revenues at Glendale primarily due to a decrease in tenant expense reimbursements for common area costs and real estate tax escalations and a decrease in other rental income, slightly offset by an increase in percentage rents.

The increase in interest income of $27,600 or 5.6% for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was primarily due to an increase in rates available on the Partnership's short-term investments. Although the rates available for the Partnership were also greater for the quarter ended June 30, 1995 when compared to the quarter ended June 30, 1994, the interest income decreased $148,800 or 37.1%. This decrease was due to the fact that the Partnership had a significant amount of cash available for investment for the quarter ended June 30, 1994 prior to the distribution of a portion of the Sales Proceeds from El Paso and the repayment of the mortgage loans collateralized by Citrus Center and Shoppes.

Interest expense decreased by approximately $105,500 or 32.1% and $286,200 or 38.6%, respectively, for the comparable periods. The decrease in interest expense was primarily the result of the payoffs in 1994 of the mortgage loans collateralized by Citrus Center and Shoppes, partially offset by the increase in interest expense at Glendale. Although the average outstanding principal balance on the Glendale mortgage is lower in 1995 when compared to 1994, the interest expense increased due to an increase in the interest rate.

Property operating expenses increased by approximately $107,300 or 17.1% and $88,200 or 7.1%, respectively, for the comparable periods. The increase in property operating expenses was primarily due to: 1) increased professional fees at Richmond, Shoppes and Citrus; 2) increased utilities at Citrus Center and 3) increased management fees (computed at a rate not to exceed 6% of the gross receipts of the property) and salaries at Richmond. Partially offsetting the increases were decreases in utilities, management and leasing fees and professional fees at Glendale.

Insurance expense decreased by approximately $26,900 or 67.4% and $26,300 or 33%, respectively, for the quarter and six months ended June 30, 1995, when compared to the prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Repairs and maintenance expense increased approximately $27,400 or 10.30% and $17,000 or 3%, respectively, for the quarter and six months ended June 30, 1995 when compared to the quarter and six months ended June 30, 1994. The primary factors which caused the increase were increased personnel costs at Glendale and Citrus Center and increased professional fees at Richmond associated with space planning for potential new and renewing tenants.

To increase and or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Limited Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Cash Flow.

                                            Comparative Cash Flow Results
                                               For the Six Months Ended
                                               6/30/95          6/30/94
----------------------------------------------------------------------------
Amount of Cash Flow (as defined in the
 Partnership Agreement)                     $    2,491,200  $     2,363,700
Items of reconciliation:
 Principal payments on mortgage loans              224,800          359,100
 (Increase) decrease in current assets             (47,200)         154,900
 (Decrease) increase in current liabilities         (6,300)         240,500
----------------------------------------------------------------------------
Net cash provided by operating activities   $    2,662,500  $     3,118,200
----------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                 $   (1,171,500) $    45,762,700
----------------------------------------------------------------------------
Net cash (used for) financing activities    $      (46,700) $   (47,051,200)
----------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) of approximately $127,500 for the six months ended June 30, 1995 when compared to six months ended June 30, 1994 was primarily due to the increase in net income, as previously discussed, exclusive of depreciation and amortization, and decreased principal payments due to the absence in 1995 of principal payments on the mortgage loans previously collateralized by El Paso and Citrus Center.

The increase in the Partnership's cash position as of June 30, 1995 when compared to December 31, 1994 was primarily the result of cash provided by operating activities and net refinancing proceeds exceeding payments made for capital and tenant improvements and distributions paid to Partners. Liquid assets of the Partnership as of June 30, 1995 are comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was primarily due to the increase in other assets resulting from an increase in tenant loans receivable at Citrus Center.

Net cash provided by (used for) investing activities changed from $45,762,700 for the six months ended June 30, 1994 to ($1,171,500) for the six months ended June 30, 1995. This change was primarily due to proceeds received of $46,646,000 from the sale of El Paso and the release of the restricted certificate of deposit established in connection with the El Paso refinancing completed in 1993, partially offset by an increase in payments for capital and tenant improvements and to a lesser extent to an increase in escrow deposits.

During the six months ended June 30, 1995, the Partnership spent $1,136,700 for building and tenant improvements and has budgeted to spend an additional $1,960,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $880,000, $560,000 and $500,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Glendale, Citrus Center and Shoppes, respectively. The Managing General Partner believes these expenditures are necessary to maintain occupancy levels in very competitive markets and ready the remaining properties for ultimate disposition.

The decrease in net cash (used for) financing activities for the six months ended June 30, 1995 when compared to the six months ended June 30, 1994 was due primarily the 1994: 1) payoff of mortgage loans collateralized by El Paso, Citrus Center and Shoppes, including prepayment penalties; 2) the partial principal paydowns on the mortgage loan collateralized by Glendale and 3) distribution of Sale Proceeds to Partners from El Paso. Partially offsetting the decrease was the refinancing of the mortgage loan collateralized by Glendale and to a lesser extent an increase in security deposits. On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The total cash received by the Partnership in connection with this new loan was $1,780,100, which was net of $69,900 in loan acquisition costs, and was added to the Partnership's working capital.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $657,900 for the six months ended June 30, 1995.

Distributions to Limited Partners for the quarter ended June 30, 1995 were declared in the amount of $8.50 per Unit. Cash distributions are made 60 days after quarter end. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments, as well as the amount of cash retained in the future to supplement working capital reserves. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: Financial Data Schedule

     (b) Reports on Form 8-K:

         There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

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


                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                              BY: FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER


Date: August 14, 1995         By: /s/       DOUGLAS CROCKER II
                                  --------------------------------------
                                            DOUGLAS CROCKER II
                                  President and Chief Executive Officer


Date: August 14, 1995         By: /s/        NORMAN M. FIELD
                                  --------------------------------------
                                             NORMAN M. FIELD
                                  Vice President - Finance and Treasurer