Form 10-Q
period 1995-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1995-11-14
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                   September 30, 1995
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    ----------------------
    Commission File Number:                       0-12946
                           -----------------------------------------------------

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1995       December 31,
                                                   (Unaudited)       1994
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 15,722,900   $ 15,722,900
 Buildings and improvements                         63,984,200     61,904,700
------------------------------------------------------------------------------
                                                    79,707,100     77,627,600
Accumulated depreciation and amortization          (16,455,600)   (14,695,200)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     63,251,500     62,932,400
Cash and cash equivalents                           15,860,000     15,085,400
Rents receivable                                       520,000        671,600
Escrow deposits                                         53,400
Other assets (primarily loan acquisition costs
 net of accumulated amortization of $105,100 and
 $78,400, respectively)                                385,900        249,400
------------------------------------------------------------------------------
                                                  $ 80,070,800   $ 78,938,800
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loans payable                           $  8,158,700   $  6,650,000
 Accounts payable and accrued expenses               1,247,700      1,213,300
 Distributions payable                               1,000,000        722,200
 Due to Affiliates                                      75,800        125,200
 Security deposits                                     135,800        128,800
 Other liabilities                                      38,000        147,000
------------------------------------------------------------------------------
                                                    10,656,000      8,986,500
------------------------------------------------------------------------------
Partners' (deficit) capital:
 General Partner
 Limited Partners (100,000 Units authorized,
  issued and outstanding)                           69,414,800     69,952,300
------------------------------------------------------------------------------
                                                    69,414,800     69,952,300
------------------------------------------------------------------------------
                                                  $ 80,070,800   $ 78,938,800
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1995
and the year ended December 31, 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners    Partners       Total
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                         $ (41,300) $60,842,000  $60,800,700
Net income for
 the year ended December 31, 1994          269,100   19,160,300   19,429,400
Distributions for
 the year ended December 31, 1994         (227,800) (10,050,000) (10,277,800)
-----------------------------------------------------------------------------
Partners' capital,
 December 31, 1994                               0   69,952,300   69,952,300
Net income for the
 nine months ended September 30, 1995      283,300    2,012,500    2,295,800
Distributions for the nine months ended
 September 30, 1995                       (283,300)  (2,550,000)  (2,833,300)
-----------------------------------------------------------------------------
Partners' capital, September 30, 1995    $       0  $69,414,800  $69,414,800
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1995       1994
------------------------------------------------------------------------
Income:
 Rental                                            $2,726,600 $2,877,900
 Interest                                             234,800    233,300
------------------------------------------------------------------------
                                                    2,961,400  3,111,200
------------------------------------------------------------------------
Expenses:
 Interest                                             219,800    418,700
 Depreciation and amortization                        639,300    652,800
 Property operating:
 Affiliates                                           140,900    197,400
 Nonaffiliates                                        480,600    642,200
 Real estate taxes                                    252,400    432,400
 Insurance--Affiliate                                  25,100     43,600
 Repairs and maintenance                              300,500    363,200
 General and administrative:
 Affiliates                                            30,000     61,800
 Nonaffiliates                                        145,200     11,700
 Expenses on sale of properties                                   41,200
------------------------------------------------------------------------
                                                    2,233,800  2,865,000
------------------------------------------------------------------------
Net income                                         $  727,600 $  246,200
------------------------------------------------------------------------
Net income allocated to General Partners           $  100,000 $   55,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  627,600 $  190,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units issued and outstanding)            $     6.28 $     1.91
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended
September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                           1995       1994
-------------------------------------------------------------------------------
Income:
 Rental                                                 $8,061,700 $10,414,600
 Interest                                                  724,500     697,100
 Gain on sale of properties                                         17,987,500
-------------------------------------------------------------------------------
                                                         8,786,200  29,099,200
-------------------------------------------------------------------------------
Expenses:
 Interest                                                  676,000   2,047,900
 Depreciation and amortization                           1,787,100   2,268,500
 Property operating:
 Affiliates                                                495,900     571,100
 Nonaffiliates                                           1,447,200   1,953,400
 Real estate taxes                                         737,100   1,387,200
 Insurance--Affiliate                                       78,500     139,400
 Repairs and maintenance                                   884,300   1,117,900
 General and administrative:
 Affiliates                                                 64,800      83,500
 Nonaffiliates                                             319,500     148,300
-------------------------------------------------------------------------------
                                                         6,490,400   9,717,200
-------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishments of debt                                 2,295,800  19,382,000
Extraordinary (loss) on early extinguishments of debt               (1,151,600)
-------------------------------------------------------------------------------
Net income                                              $2,295,800 $18,230,400
-------------------------------------------------------------------------------
Net income allocated to General Partners                $  283,300 $   196,900
-------------------------------------------------------------------------------
Net income allocated to Limited Partners                $2,012,500 $18,033,500
-------------------------------------------------------------------------------
Net income before extraordinary (loss) on early
 extinguishments of debt allocated to Limited Partners
 per Unit (100,000 Units issued and outstanding)        $    20.13 $    191.72
-------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units issued and outstanding)                 $    20.13 $    180.34
-------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1995 and 1994
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1995         1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $ 2,295,800  $18,230,400
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                          1,787,100    2,268,500
 Extraordinary loss on early extinguishments of debt                 1,151,600
 Gain on sale of properties                                        (17,987,500)
 Changes in assets and liabilities:
  Decrease in rents receivable                            151,600      133,900
  (Increase) in restricted cash                                       (128,800)
  (Increase) in other assets                              (93,300)    (128,800)
  Increase in accounts payable and accrued expenses        34,400      256,500
  (Decrease) in due to Affiliates                         (49,400)    (113,100)
  (Decrease) in other liabilities                        (109,000)    (137,000)
-------------------------------------------------------------------------------
   Net cash provided by operating activities            4,017,200    3,545,700
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of commercial rental property                   46,598,400
 Payments for capital and tenant improvements          (2,079,500)  (2,005,000)
 (Increase) decrease in escrow deposits                   (53,400)      94,300
-------------------------------------------------------------------------------
   Net cash (used for) provided by investing
    activities                                         (2,132,900)  44,687,700
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable        8,500,000
 Principal payments on mortgage loans payable          (6,991,300) (37,041,400)
 Distributions paid to Partners                        (2,555,500)  (9,000,000)
 Loan acquisition costs incurred                          (69,900)
 Prepayment costs on mortgage loans                                 (1,151,600)
 Maturity of restricted certificate of deposit                          75,000
 Decrease in security deposits                              7,000       66,100
-------------------------------------------------------------------------------
   Net cash (used for) financing activities            (1,109,700) (47,051,900)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 774,600    1,181,500
Cash and cash equivalents at the beginning of the
 period                                                15,085,400   19,160,900
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $15,860,000  $20,342,400
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                      $   726,000  $ 1,866,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement filed with the Securities and Exchange Commission on Form S-11. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is included in the Registration Statement and incorporated herein by reference.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles. Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1995 are not necessarily indicative of the operating results for the year ending December 31, 1995.

Certain reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income or Partners' capital.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the Managing General Partner. In addition, the 1994 financial statements include the Partnership's 50% interest in two joint ventures with Affiliated partnerships. These joint ventures were formed for the purpose of each acquiring a 100% interest in certain real property and were operated under the common control of the Managing General Partner prior to the sale and disposition of the properties on April 6, 1994 and December 9, 1994, respectively. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital was included in the financial statements.

Cash equivalents are considered all highly liquid investments purchased with maturity of three months or less.

Reference is made to the Partnership's annual report for the year ended December 31, 1994 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Unit Holders. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Unit Holders with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Unit Holders. Net Losses (exclusive of Net Losses from the sale or disposition of Partnership properties) are allocated 1% to the General Partners and 99% to the Unit Holders. Net Losses from the sale or disposition of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Unit Holders and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Unit Holders) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Unit Holders and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the quarter and nine months ended September 30, 1995, the General Partners were entitled to a Partnership Management Fee, and accordingly, Net Profits of approximately $100,000 and $283,300, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1995 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
------------------------------------------------------------------------------
Property management and leasing fees              $206,900  $539,000   $ 2,000
Reimbursement of property insurance premiums, at
 cost                                               25,000    78,400      None
Real estate commissions (a)                           None      None    48,500
Reimbursement of expenses, at cost:
 (1) Accounting                                      4,900    18,800     8,400
 (2) Investor communication                          2,800     9,300    14,600
 (3) Legal                                          20,700   106,300     2,300
------------------------------------------------------------------------------
                                                  $260,300  $751,800   $75,800
------------------------------------------------------------------------------

(a) As of September 30, 1995, the Partnership owed approximately $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, no Affiliate of the General Partners may receive payment of a real estate commission upon the sale of a Partnership property until Unit Holders have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined by the Partnership Agreement) which has been distributed to the Unit Holders) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank, ("Firstate") an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at the Citrus Center. The lease expires in February, 2002. For the quarter and nine months ended September 30, 1995, Firstate paid approximately $59,500 and $176,400 in total rents, respectively.

3. MORTGAGE LOAN PAYABLE:

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall ("Glendale"), obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% with interest payable monthly. The maturity date of the new loan is January 1, 1999. Monthly payments of principal are to be made based on an 11-year amortization and an interest rate of 9.5%. The joint venture may be required to pay annually additional principal amortization equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calender year, depending on certain debt-coverage requirements defined by the loan agreement. As of September 30, 1995 the Partnership's share of the outstanding mortgage loan balance was $8,158,700.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1994, for a discussion of the Partnership's business.

As the Partnership progresses through the disposition phase of its life cycle, management's discussion and analysis of financial condition and results of operations is complicated between periods. Results of net income and cash flows as defined by generally accepted accounting principles ("GAAP") as well as Cash Flow (as defined by the Partnership Agreement) are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives the results generated from such real property interests. Accordingly, rental income, debt service, depreciation and amortization expense, property operating expenses, repairs and maintenance expenses, real estate taxes and insurance are expected to decline as well, but will continue to comprise the significant components of net income and cash flows (as defined by GAAP) as well as Cash Flow (as defined by the Partnership Agreement) until the final property is sold. Also, during the disposition phase, cash and cash equivalents increase as Sale and Refinancing Proceeds are received and decrease as the Partnership utilizes these proceeds for the purposes of making distributions to Limited Partners, repayment of the mortgage loan payable, making capital improvements and incurring leasing costs at the Partnership's remaining properties or other working capital requirements. Prior to being utilized for such purposes, these proceeds are invested in short-term money market instruments. Sale and Refinancing Proceeds are excluded from the determination of Cash Flow (as defined by the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                               Comparative Operating Results (a)
                               For the           For the Nine
                           Quarters Ended        Months Ended
                          9/30/95   9/30/94   9/30/95    9/30/94
----------------------------------------------------------------------
CITRUS CENTER
Rental revenues          $1,186,500 $970,300 $3,482,700 $3,170,900
----------------------------------------------------------------------
Property net income (b)  $  287,500 $170,400 $  842,900 $  409,700
----------------------------------------------------------------------
Average occupancy             97.9%    86.3%      97.0%      84.7%
----------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL
Rental revenues          $  875,000 $880,100 $2,584,500 $2,617,200
----------------------------------------------------------------------
Property net income      $   15,300 $ 51,600 $    6,600 $  256,100
----------------------------------------------------------------------
Average occupancy             92.1%    85.9%      92.1%      85.7%
----------------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental revenues          $  340,600 $319,600 $  991,400 $  962,900
----------------------------------------------------------------------
Property net income      $  192,700 $135,500 $  545,600 $  383,100
----------------------------------------------------------------------
Average occupancy             98.0%    91.6%      95.5%      92.9%
----------------------------------------------------------------------

RICHMOND PLAZA SHOPPING CENTER
Rental revenues      $329,300 $ 296,400  $1,002,200 $  886,900
---------------------------------------------------------------
Property net income  $177,200 $ 150,100  $  539,100 $  458,100
---------------------------------------------------------------
Average occupancy       93.8%     92.3%       92.4%      91.2%
---------------------------------------------------------------
FASHION ATRIUM BUILDING (C)
Rental revenues               $ 412,400             $1,405,600
---------------------------------------------------------------
Property net (loss)           $(368,400)            $ (808,800)
---------------------------------------------------------------
Average occupancy                 71.6%                  71.7%
---------------------------------------------------------------
EL PASO NATURAL GAS BUILDING (D)
Rental revenues                                     $1,003,400
---------------------------------------------------------------
Property net income                                 $  324,100
---------------------------------------------------------------
Average occupancy                                       (d)
---------------------------------------------------------------
TRIANGLE BUILDING (E)
Rental revenues                                     $  367,600
---------------------------------------------------------------
Property net (loss)                                 $  (59,000)
---------------------------------------------------------------
Average occupancy                                      (e)
---------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Excludes an extraordinary loss on early extinguishment of debt of approximately $237,300 for the nine months ended September 30, 1994.
(c) On December 9, 1994 the Fashion Atrium Building was disposed of through the orderly conveyance of title to the mortgage holder.
(d) El Paso Natural Gas Building ("El Paso") was sold on April 6, 1994. The property net income excludes the gain on sale of $18,929,600 and a prepayment penalty of $(914,300) which was included as an extraordinary loss on early extinguishment of debt in the Statements of Income and Expenses for the nine months ended September 30, 1994.
(e) Triangle Building was sold on June 10, 1994. The property net (loss) excludes a loss on sale of the property of $(942,200) which was included in the Statement of Income and Expenses for the nine months ended September 30, 1994.

Net income for the Partnership for the quarter ended September 30, 1995 increased $481,400 when compared to the quarter ended September 30, 1994. The increase was primarily due to increased operating results at Shoppes of West Melbourne ("Shoppes"), Richmond Plaza Shopping Center ("Richmond") and Citrus Center totaling $201,400 and the absence of the deficit operating results of the Fashion Atrium Building ("Fashion Atrium"), offset by a decrease in operating results at Glendale. Net income for the nine months ended September 30, 1995 decreased $15,934,600 when compared to the nine months ended September 30, 1994. The primary reason for this decrease was the recognition of the gain on the sale of El Paso on April 6, 1994, offset by the loss on sale of the Triangle Building ("Triangle") on June 10, 1994 and the extraordinary losses on early extinguishments of debt for Citrus Center and El Paso. For further discussion regarding the gain and loss on sales and the loss on early extinguishments of debt see

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) notes (b), (c), (d) and (e) to the above table. The disposition of these properties accounted for the significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance, accordingly, the comparison of operating results between periods is complicated.

Net income before extraordinary loss on early extinguishments of debt, exclusive of all sold and disposed of properties, increased $72,000 or 11% and $357,600 or 18.5%, respectively, for the quarterly and nine-month periods under comparison. The increases in net income were primarily due to: 1) improved operating results at Citrus Center of $117,100 and $433,200, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994; 2) improved operating results at Shoppes and Richmond totaling approximately $84,300 and $243,500, respectively, for the quarter and nine months ended September 30, 1995 when compared to 1994 and 3) increased interest income of approximately $1,500 and $27,400, respectively, for the quarterly and nine-month comparable periods primarily due to an increase in rates available on the Partnership's short-term investments slightly offset by a decrease in cash available for such investments. Partially offsetting the increases in net income was: 1) decreased operating results at Glendale of $36,300 and $249,500, respectively, for the comparable periods and 3) increased general and administrative expenses of $104,000 and $155,200, respectively, for the quarterly and nine-month comparable periods due to an increase in state and local taxes and printing and mailing costs.

For purposes of the following discussion, the comparative operating results of Fashion Atrium, El Paso and Triangle have been excluded.

Rental revenues increased by $265,000 or 10.8% and $422,900 or 5.5%, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The primary factor which caused the increase in rental revenues was increases in the average occupancy at Citrus Center, Richmond and Shoppes. Partially offsetting the increase was a decrease in rental revenues at Glendale primarily due to a decrease in tenant expense reimbursements for common area costs and real estate tax escalations and a decrease in other rental income, slightly offset by an increase in percentage rents and base rental revenues.

Interest expense increased by $41,000 for the quarterly periods under comparisons primarily resulting from increased interest expense at Glendale. Although the average outstanding principal balance on the Glendale mortgage is lower in 1995 when compared to 1994, the interest expense increased due to an increase in the interest rate. The decrease in interest expense of $245,200 for the nine months ended September 30, 1995 when compared to 1994 was primarily the result of the payoffs in 1994 of the mortgage loans collateralized by Citrus Center and Shoppes, partially offset by the increase in interest expense at Glendale, as previously discussed.

Property operating expenses decreased by $46,500 for the quarterly periods under comparison. The decrease in property operating expenses for the quarter ended September 30, 1995 when compared to 1994 was primarily due to: 1) decreased professional fees at Shoppes; 2) decreased promotional and advertising expenses at Richmond and Glendale and 3) decreased utilities at Glendale. Property operating expenses increased by $41,100 for the nine-month periods under comparison. The increase in property operating expenses for the nine months ended September 30, 1995 when compared to 1994 was primarily due to: 1) increased utilities, professional fees and advertising and promotional expenditures at Citrus Center related to the increase in occupancy and 2) increased professional fees at Richmond. Partially offsetting the increase in property operating expenses for the nine-month comparable periods was decreased professional fees at Shoppes and decreased property operating expenses at Glendale, as previously discussed.

Insurance expense decreased $15,000 and $41,200, respectively, for the quarter and nine months ended September 30, 1995, when compared to the prior year periods. These decreases were primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years, which provided a good loss experience relative to the Partnership's properties.

Real estate tax expense decreased $2,300 for the quarterly periods under comparison primarily due to a decrease in real estate tax expense at Shoppes resulting from a decrease in the assessed valuation of the property. Real estate tax expense increased $7,300 for the nine-month periods under comparison primarily due to an increase in the tax rates for Citrus Center and Glendale, partially offset by a decrease in real estate tax expense at Shoppes, as previously discussed.

Repairs and maintenance expense increased $10,000 and $26,900, respectively, for the quarter and nine months ended September 30, 1995 when compared to the quarter and nine months ended September 30, 1994. The primary factors which caused the increase were: 1) increased maintenance salaries at Glendale, partially offset by a decrease in expenditures on the interior and exterior of the building; 2) increased maintenance salaries and janitorial services at Citrus Center, partially offset by a decrease in cleaning supplies and uniforms and 3) increased roof repairs and supplies at Richmond. Partially offsetting the increase in repairs and maintenance was a slight decrease in unreimbursed common area costs at Shoppes.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the

ANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined by the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows (as defined by GAAP). The following table includes a reconciliation of Cash Flow (as defined by the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                     Comparative Cash Flow
                                                        Results for the
                                                       Nine Months Ended
                                                      9/30/95      9/30/94
------------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $ 3,741,600  $  3,303,900
Items of reconciliation:
 Principal payments on mortgage loans                   341,300       359,100
 Decrease (increase) in current assets                   58,300      (123,700)
 (Decrease) increase in current liabilities            (124,000)        6,400
------------------------------------------------------------------------------
Net cash provided by operating activities           $ 4,017,200  $  3,545,700
------------------------------------------------------------------------------
Net cash (used for) provided by investing
 activities                                         $(2,132,900) $ 44,687,700
------------------------------------------------------------------------------
Net cash (used for) financing activities            $(1,109,700) $(47,051,900)
------------------------------------------------------------------------------

The increase in Cash Flow (as defined by the Partnership Agreement) for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 of $437,700 was primarily due to the increase in net income, exclusive of depreciation and amortization, and a reduction in scheduled debt service resulting from the reduction of mortgage loans payable previously collateralized by El Paso, Citrus Center and Shoppes.

The increase in the Partnership's cash position as of September 30, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities and financing activities exceeding payments made for capital and tenant improvements and leasing costs and distributions paid to Partners. Liquid assets of the Partnership as of September 30, 1995 are comprised of amounts held for working capital purposes and undistributed Cash Flow (as defined by the Partnership Agreement).

The increase of $471,500 in net cash provided by operating activities for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was primarily due to the increase in net income as well as a decrease in accrued real estate taxes resulting from the foreclosure by the mortgage holder of Fashion Atrium in 1994.

Net cash provided by (used for) investing activities changed from $44,687,700 for the nine months ended September 30, 1994 to $(2,132,900) for the nine months ended September 30, 1995. This change was primarily due to proceeds received of approximately $46,598,400 from the sale of El Paso, partially offset by an increase in payments for capital and tenant improvements and leasing costs and to a lesser extent to an increase in escrow deposits. The Partnership maintains working capital reserves to pay for capital expenditures such as building and tenant improvements and leasing costs. During the nine months ended September 30, 1995, the Partnership spent approximately $2,079,500 for building and tenant improvements and leasing costs and has budgeted to spend an additional $1,020,000 during the remainder of 1995. Of the remaining budgeted amount, approximately $415,000, $378,000, $145,000 and $82,000 relates to anticipated capital and tenant improvements and leasing costs expected to be incurred at Glendale, Shoppes, Citrus Center and Richmond, respectively. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The decrease of $45,942,200 in net cash used for financing activities for the nine months ended September 30, 1995 when compared to the nine months ended September 30, 1994 was primarily due to: 1) the payoff in 1994 of the mortgage loans collateralized by El Paso, Citrus Center and Shoppes, including prepayment penalties; 2) the partial principal paydown in 1994 on the mortgage loan collateralized by Glendale and 3) distribution of Sale Proceeds to Partners from the sale of El Paso. Partially offsetting the decrease was the refinancing of the mortgage loan collateralized by Glendale in 1995.

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with the proceeds from the new loan. The net cash received by the Partnership in connection with this new loan was approximately $1,780,100, which was net of approximately $69,900 in loan acquisition costs, and was added to the Partnership's working capital.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined by the Partnership Agreement) is one of the best and least expensive sources of cash. As a result of this, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1995, Cash Flow (as defined by the Partnership Agreement) retained to supplement working capital reserves approximated $908,300.

Distributions to Limited Partners for the quarter ended September 30, 1995 were declared in the amount of $9.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance of the availability of cash for distribution to Partners.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: Financial Data Schedule

        (b) Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             BY: FIRST CAPITAL FINANCIAL CORPORATION
                                 MANAGING GENERAL PARTNER


Date: November 14, 1995      By: /s/ DOUGLAS CROCKER II
      -----------------          -----------------------------------------
                                     DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date: November 14, 1995      By: /s/ NORMAN M. FIELD
      -----------------          -----------------------------------------
                                     NORMAN M. FIELD
                                   Vice President - Finance and Treasurer