Form 10-K
period 1995-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1996-04-01
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                 December 31, 1995
                                ----------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     -----------------------------------------

      Commission file number                         0-12946
                             -------------------------------------------------

               First Capital Income Properties, Ltd. - Series IX
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                                      59-2255857
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------       ----------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code             (312) 207-0020
                                                              ----------------

Securities registered pursuant to Section 12(b) of the Act:         NONE
                                                              ----------------

Securities registered pursuant to Section 12(g)
of the Act:                                          Limited Partnership Units
                                                     -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated May 24, 1983, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-82357), is incorporated herein by reference in Part IV of this report.

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

Exhibit Index - Page A-1
- ------------------------

                                    PART I

ITEM 1. BUSINESS
- ------- --------

The registrant, First Capital Income Properties, Ltd. - Series IX (the "Partnership") is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law. The Partnership sold $100,000,000 in Limited Partnership Units (the "Units") to the public from June 1983 to October 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-82357). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From July 1984 to May 1986, the Partnership made four real property investments and purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In January 1993, the Partnership purchased the remaining 50% interest in one of the four joint ventures. As of December 31, 1995 the Partnership has sold two real property investments and, with its Affiliate, dissolved two joint ventures as a result of the sale and/or disposition of the real property investments (see Note 7 of Notes to Financial Statements for additional information).

Property management services for the Partnership's real estate investments are provided by Affiliates of the Managing General Partner for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1996, there were 42 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2. PROPERTIES (a)(b)
- ------- -----------------

As of December 31, 1995, the Partnership owned directly or through a joint venture, the following four properties, all of which were owned in fee simple and, except for Glendale Center Shopping Mall ("Glendale"), were unencumbered by a mortgage. For complete details of the material terms of the encumbrance, refer to Note 4 in the Notes to Financial Statements.

                                                                    Net Leasable        Number of
      Property Name                          Location               Sq. Footage        Tenants (c)
- -------------------------              --------------------         ------------       -----------
Shopping Centers:
- -----------------
Glendale Center Shopping Mall (d)      Indianapolis, Indiana          652,727             59(2)

Richmond Plaza Shopping Center (e)     Augusta, Georgia               164,129             22(2)

Shoppes of West Melbourne              West Melbourne, Florida        146,991             14(3)

Office Building:
- ----------------
Citrus Center                          Orlando, Florida               258,321             43(2)

- ------  -----------------------------

    (a) For a discussion of significant operating results and major capital expenditures planned for the Partnership's properties refer to
        Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

    (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) improvements and all improvements thereafter, over useful lives ranging from 18 years to 40 years, utilizing either the Accelerated Cost Recovery System or straight-line method. The Partnership's portion of real estate taxes for Glendale, Citrus Center, the Shoppes of West Melbourne ("Shoppes") and the Richmond Plaza Shopping Center ("Richmond"), was $422,100, $387,700, $89,900, and
        $73,400, respectively, for the year ended December 31, 1995.

    (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the properties.

    (d) The Partnership owns a 50% joint venture interest in this property.

    (e) The net leasable square footage excludes an out-parcel of 26,770 square feet which is under a ground lease. The tenant under this lease, owns the improvements to this land.

The following table presents each of the Partnership properties' occupancy rates as of December 31 for each of the last five years:

     Property Name           1995       1994       1993       1992       1991
- -------------------------   ------     ------     ------     ------     ------
Glendale                      93%        93%        87%        92%        90%

Richmond                      97%        94%        92%        87%        85%

Shoppes                       97%        93%        94%        98%        97%

Citrus Center                 99%        96%        81%        80%        84%

The amounts in the following table represent each of the Partnership properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

     Property Name           1995       1994       1993       1992       1991
- -------------------------   ------     ------     ------     ------     ------
Glendale                    $5.48      $5.55      $4.95      $5.47      $5.63

Richmond                    $7.49      $5.92      $6.63      $4.90      $4.91

Shoppes                     $8.15      $7.84      $7.94      $8.12      $8.13

Citrus Center              $14.22     $13.81     $12.98     $11.60     $10.68

- ------- ----------------------

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:

                               Partnership's Share of per                  Percentage
                                Annum Base Rents (a) for                    of Net        Renewal
                               --------------------------                   Leasable      Options
                                             Final Twelve    Expiration      Square       (Renewal
                                              Months of       Date of        Footage      Options /
                                  1996          Lease          Lease        Occupied       Years)
                               ----------    ------------    ----------    ----------    ---------
Glendale
- --------

L. S. Ayres & Co.
  (department store)           $  194,100    $  194,100       1/31/01         36%          3 / 30
Lazarus
  (department store)           $  128,700    $  128,700       1/31/01         25%          1 / 18

Richmond
- --------

Kroger
  (supermarket)                $  259,600    $  200,800       12/31/04        25%          2 / 5
Service Merchandise
  (department store)           $  255,000    $  255,000       12/28/08        33%          6 / 5

Shoppes
- -------

Marshall's
  (discount department
    store)                     $  140,600    $  140,600       1/31/00         15%          2 / 5
Service Merchandise
  (department store)           $  312,500    $  312,500       2/28/05         34%          6 / 5
Books a Million
  (book store)                 $  281,800    $  281,800       9/30/04         24%          6 / 5

Citrus Center
- -------------

Akerman, Senterfitt
  & Eidson
  (legal services)             $  787,800    $  996,300       12/31/05        18%           None
Citrus Club
  (dining/health club)         $  230,500    $  234,200       1/14/02         11%           None

    (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1996 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

- ------- ----------------------

The amounts in the following table represent the Partnership's portion of leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2005:

                             Number                 Base Rents
                              of                    in Year of       % of Total
                   Year     Tenants  Square Feet  Expiration (a)  Base Rents (b)
                ---------   -------  -----------  --------------  --------------
                   1996          26     51,021     $  383,300         5.15%
                   1997          17     75,516     $  482,100         6.88%
                   1998          18     39,143     $  329,200         5.06%
                   1999          14     60,329     $  613,500        10.18%
                   2000          18     93,142     $  508,000        10.48%
                   2001           8    409,647     $  127,500         3.17%
                   2002           7     69,312     $  337,700         9.68%
                   2003           6     15,435     $   94,000         3.04%
                   2004          11    106,325     $  558,900        20.32%
                   2005           6    123,428     $1,189,700        67.69%


    (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

    (b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1995.

ITEM 3. LEGAL PROCEEDINGS
- ------- -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1995. Ordinary routine litigation incidental to the business which is not deemed material was maintained during the quarter ended December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

(a, b, c & d)  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
- ------- ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1996, there were 10,885 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA
- ------- -----------------------

                                                   For the Years Ended December 31,
                                  --------------------------------------------------------------------
                                      1995          1994         1993         1992           1991
                                  ------------  -----------  -----------  -------------  -------------
Total revenues                    $ 11,974,000  $24,235,100 $ 18,092,500  $  17,927,500  $  16,922,900

Net (loss) income                 $ (5,608,600) $19,429,400 $ (3,026,100) $    (244,500) $   2,186,000

Net (loss) income
 allocated to
 Limited Partners                 $ (5,907,500) $19,160,300 $ (2,995,800) $    (287,200) $   1,824,700

Net (loss) income
 allocated to Limited
 Partners per Unit
 (100,000 Units issued
 and outstanding)(a)              $     (59.08) $    191.60 $     (29.96) $       (2.87) $       18.25

Total assets                      $ 70,894,100  $78,938,800 $123,388,300  $ 114,608,400  $ 117,712,300

Mortgage loan(s) payable          $  8,039,400  $ 6,650,000 $ 60,212,600  $  48,981,600  $  50,584,600

Distributions to Limited
 Partners per Unit
 (100,000 Units issued
 and outstanding)(b)              $      35.00  $    100.50         None  $        5.62  $       32.52

Return of capital
 to Limited Partners
 per Unit (100,000 Units
 issued and outstanding)(c)       $      35.00         None         None  $        5.62  $       14.27

Other data:
- -----------
Investment in
 commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)                    $ 54,231,400  $62,932,400 $102,238,200  $ 101,280,100  $ 110,137,900

Number of real
 property interests
 owned at December 31                        4            4            7              7              8

- ------- -----------------------------------

    (a) Net income (loss) allocated to Limited Partners per Unit for 1994 and 1993 included extraordinary gain (loss) on early extinguishments of debt.

    (b) Distributions to Limited Partners per Unit for the year ended December 31, 1994 included Sale Proceeds of $80.00.

    (c) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                                     For the Years Ended December 31,
                                  -------------------------------------------------------------------------
                                      1995             1994           1993         1992           1991
                                  ------------    ------------    -----------  -------------  -------------
Cash Flow (as defined
 in the Partnership
 Agreement) (a)                   $  5,345,700    $  4,869,100    $ 5,278,600  $   4,803,200  $   5,298,900

Items of reconciliation:

 Principal payments on
  mortgage loan(s) payable             460,600         359,200      1,176,200        326,900        282,200

 Changes in current assets
  and liabilities:

  (Increase) decrease
   in current assets                  (112,900)        496,500        750,200        (46,100)      (361,500)

  (Decrease) increase
   in current liabilities             (288,400)       (399,200)       473,000        238,600       (237,100)
                                  ------------    ------------    -----------  -------------  -------------

  Net cash provided by
   operating activities           $  5,405,000    $  5,325,600    $ 7,678,000  $   5,322,600  $   4,982,500
                                  ============    ============    ===========  =============  =============

Net cash (used for)
 provided by investing
 activities                       $ (2,748,500)   $ 40,655,900    $(5,028,200) $   3,587,800  $    (997,100)
                                  ============    ============    ===========  =============  =============

Net cash (used for)
 financing activities             $ (2,217,600)   $(50,057,000)   $(5,701,400) $  (3,458,100) $  (4,388,500)
                                  ============    ============    ===========  =============  =============

    (a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering Proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures,

- ------  -----------------------------------

        lease acquisition expenditures made from Offering proceeds and the General Partners' Partnership Management Fee.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-7 in this report and the supplemental schedule on pages A-8 and A-9.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The ordinary business of the Partnership is expected to pass through three phases: (i) Offering of Units and investment in properties; (ii) operation of properties and (iii) sale or other disposition of properties.

The Partnership commenced the Offering of Units in June 1983 and terminated the Offering in October 1983 upon the sale of 100,000 Units. From July 1984 through May 1986 the Partnership purchased eight property investments, three of which are 50% joint venture interests and one of which was a 50% joint venture interest until January 1993 when the Partnership purchased the remaining 50% joint venture interest from an Affiliated partnership.

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. As of December 31, 1995 the Partnership has sold two real property investments and liquidated two joint venture investments.

The past year was disappointing for
most retailers throughout the
country. Gross margins and
consequently profits were negatively
impacted as retailers attempted to
turn inventories. The prospects for
expansion in 1996 are also minimal,
if nonexistent. The poor sales
performance of retailers has resulted
in less demand for store space,
further retailer consolidations and
an increased number of bankruptcies.
Factors utilized by prospective
property purchasers such as higher
capitalization and discount rates
resulted in lower prices than
previously seen in years. In
addition, downward pressure on rent,
upward pressure on tenant improvement
costs and larger reserves for capital
expenditures also negatively affected
the pricing of retail assets. Three
of the Partnership's remaining
investments are retail properties.
These properties accounted for
approximately 52% of the
Partnership's total rental revenues
for the year ended December 31, 1995.
Glendale Center Shopping Mall
("Glendale") also experienced other
issues which has affected its
estimated fair market value.
Competition from other malls and
community centers as well as other
department stores (including a
department store operated by one of
Glendale's anchor tenants) entering
the regional market has had a
negative impact on the sales of
Glendale's tenants and prospects for
lease renewals. For the year ended
December 31, 1995, the sales
performance of the two anchor tenants
(department stores) at Glendale
totaled $51,789,000, as compared to
$55,886,000 for the year ended
December 31, 1994, a 7.3% decrease.
Recent attempts to sell Glendale have
been unsuccessful.

The General Partner has historically reviewed significant factors regarding the properties, such as those mentioned above, to determine that the properties are carried at lower of cost or fair market value, and where appropriate has made value impairment adjustments. These factors include, but are not limited to 1) recent and/or budgeted operating performance; 2) research of market conditions;
3) economic trends affecting major tenants; 4) economic factors related to the region where the properties are located and 5) when available, recent property appraisals. As a result of the current year review, the Partnership has recorded provisions for value impairment totaling $9,000,000 for the year ended December 31, 1995. For more details related to these provisions see note (c) to the Comparative Operating Results table below and Note 8 of Notes to Financial Statements. The Managing General Partner will continue to evaluate real estate market conditions affecting each of the Partnership's properties, in its efforts to maximize the realization of proceeds on their eventual disposition. The recording of the provisions for value impairment does not impact cash flows as defined by generally accepted accounting principles ("GAAP") or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1995, 1994 and 1993. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                 Comparative Operating Results
                                              (a)
                                For the Years Ended December 31,
                                ---------------------------------
                                   1995       1994        1993
- ------------------------------------------------------------------
CITRUS CENTER
Rental revenues                 $4,774,700 $4,261,500  $4,085,300
- ------------------------------------------------------------------
Property net income (b)         $1,250,200 $  631,000  $   65,900
- ------------------------------------------------------------------
Average occupancy                      97%        86%         81%
- ------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL
Rental revenues                 $3,529,400 $3,532,000  $4,038,800
- ------------------------------------------------------------------
Property net income (c)         $   80,600 $  245,100  $1,050,000
- ------------------------------------------------------------------
Average occupancy                      92%        87%         88%
- ------------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental revenues                 $1,339,400 $1,287,900  $1,311,600
- ------------------------------------------------------------------
Property net income (c)         $  753,900 $  566,700  $  496,100
- ------------------------------------------------------------------
Average occupancy                      96%        93%         98%
- ------------------------------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental revenues                 $1,370,600 $1,222,500  $1,082,900
- ------------------------------------------------------------------
Property net income             $  739,700 $  637,500  $  499,000
- ------------------------------------------------------------------
Average occupancy                      94%        92%         89%
- ------------------------------------------------------------------
FASHION ATRIUM BUILDING (D)
Rental revenues                             1,676,800  $2,476,300
- ------------------------------------------------------------------
Property net (loss)                        (1,124,400) $ (272,900)
- ------------------------------------------------------------------
Average occupancy                                 65%         77%
- ------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                                   Comparative Operating Results
                                                (a)
                                   For the Years Ended December
                                                31,
                                  --------------------------------
                                     1995      1994        1993
- -------------------------------------------------------------------
EL PASO NATURAL GAS BUILDING (E)
Rental revenues                              1,003,400  $3,688,100
- -------------------------------------------------------------------
Property net income                            324,100  $1,105,600
- -------------------------------------------------------------------
Average occupancy                                 100%        100%
- -------------------------------------------------------------------
TRIANGLE BUILDING (F)
Rental revenues                                367,600  $  879,700
- -------------------------------------------------------------------
Property net (loss)                            (59,200) $  (22,700)
- -------------------------------------------------------------------
Average occupancy                                  87%         85%
- -------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) Property net income for the year ended December 31, 1994 excludes an extraordinary (loss) on early extinguishment of debt of $(237,300) (for additional information see Note 4 of Notes to Financial Statements).
(c) The property net income excludes a provision for value impairment of $6,300,000 and $2,700,000 for Glendale and Shoppes, respectively, which were recorded in the Statement of Income and Expenses for the year ended December 31, 1995.
(d) On December 9, 1994, the Fashion Atrium Building ("Fashion Atrium") was disposed of through the orderly conveyance of title to the mortgage holder. Property net (loss) for the year ended December 31, 1993, excludes a provision for value impairment of $5,500,000. Property net (loss) for the year ended December 31, 1994 excludes (loss) on disposition of property of $(7,944,800) and an extraordinary gain on early extinguishment of debt of $8,808,600 (see Notes 7 and 8 of Notes to Financial Statements for additional information).
(e) El Paso Natural Gas Building ("El Paso") was sold on April 6, 1994. The property net income excludes the gain on sale of $18,929,600 and a prepayment penalty of $(914,300) which was included as an extraordinary
    (loss) on early extinguishment of debt in the Statement of Income and Expenses for the year ended December 31, 1994 (for additional information see Notes 4 (a) and 7 of Notes to Financial Statements). Property net income for the year ended December 31, 1993 excludes a prepayment penalty of $(540,100) which was reported as an extraordinary (loss) on early extinguishment of debt in the 1993 Statement of Income and Expenses.
(f) Triangle Building ("Triangle") was sold on June 10, 1994. The property net
    (loss) excludes a (loss) on sale of the property of $(1,017,600) which was included in the Statement of Income and Expenses for the year ended December 31, 1994.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
The disposition and sales of certain Partnership properties during 1994 and provisions for value impairment recorded in 1995 had a significant impact on the comparison of net income (loss) for the year ended December 31, 1995 when compared to the year ended December 31, 1994. As described above, the Partnership recorded provisions for value impairment of $9,000,000 for the year ended December 31, 1995. During the year ended December 31, 1994, the Partnership disposed of Fashion Atrium and sold El Paso and Triangle. Properties disposed of and sold during 1994 accounted for net income (including operating results, net gains on sale or disposition of properties and extraordinary gain on early extinguishment of debt) of $17,002,000. The effects of the disposition and sales of Partnership properties accounted for significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance. For further information regarding these transactions see notes (c) through (f) to the above table.

Excluding the effects on net income (loss) of disposed of and sold properties and provisions for value impairment, net income increased $897,200 when compared to the year ended December 31, 1994. The increase was primarily due to: 1) improved operating results at Shoppes of West Melbourne ("Shoppes"), Richmond Plaza Shopping Center ("Richmond") and Citrus Center totaling $908,600; 2) increased interest income of $46,400 primarily due to an increase in rates available on the Partnership's short-term investments and 3) the absence of a prepayment penalty of $237,300 included in the Statement of Income and Expenses for the year ended December 31, 1994. Partially offsetting the increase in net income was: 1) decreased operating results at Glendale Center Shopping Mall ("Glendale") of $164,500 and 2) increased general and administrative expense of $134,500 primarily due to increases in taxes paid, printing and mailing costs, salaries and legal fees, partially offset by decreases in accounting and data processing fees.

The following comparative discussion includes only the operating results of the Partnership's three remaining property investments and one joint venture investment.

Rental revenues increased $710,200, or 6.9%, for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factors which caused the increase in rental revenues was increases in the average occupancy rate and base rental rate charged to new and renewing tenants at Citrus Center, Richmond and Shoppes.

Interest expense decreased $247,200 for the comparable periods primarily due to the 1994 payoffs of the mortgage loans collateralized by Citrus Center and Shoppes, partially offset by an increase in interest expense at Glendale. Although the average outstanding principal balance on the Glendale mortgage is lower in 1995 when compared to 1994, the interest expense increased due to an increase in the interest rate.

Insurance expense decreased $55,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Property operating expenses decreased by $53,900 for the years under comparison. This decrease was primarily due to: 1) decreased professional fees at Shoppes and Richmond; 2) decreased promotional and advertising expenses at Richmond and Glendale and 3) decreased utilities at Glendale and Richmond. Partially offsetting the decrease in property

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) operating expenses were increased utilities, salaries and professional fees at Citrus Center resulting from the increase in occupancy.

Real estate tax expense decreased $17,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 due to a decrease in real estate tax expense at Shoppes and Citrus Center resulting from a decrease in the assessed valuation of these properties.

Repairs and maintenance expense increased $20,000 for the comparable periods. The primary factors which caused the increase were: 1) increased roof repairs and supplies at Richmond and 2) increased repairs and maintenance salaries, cleaning supplies and uniforms and repairs made to the HVAC system, partially offset by decreased janitorial and plumbing services at Citrus Center. Partially offsetting the increase in repairs and maintenance expense were: 1) decreases in expenditures for snow removal and janitorial costs, partially offset by an increase in signage expenses at Glendale and 2) decreased expenses associated with patching, resurfacing and striping of the parking lot and repairs and maintenance salaries at Shoppes.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1994 TO THE YEAR ENDED DECEMBER 31,
1993
The effects of the disposition and sales of certain Partnership properties in 1994, together with provisions for value impairment recorded in 1993, had a significant impact on the comparison of net income for the year ended December 31, 1994 when compared to the year ended December 31, 1993. As described above, net income for the year ended December 31, 1994 (including operating results, net gain on sale or disposition of properties and extraordinary gain on early extinguishment of debt) associated with properties sold or disposed of during 1994 amounted to $17,002,000. During the year ended December 31, 1993, the net
(loss) related to the sold properties was $(5,230,100), which included a provision for value impairment of $5,500,000 on Fashion Atrium and a prepayment penalty of $510,100 on El Paso.

Excluding the effect on net income of the properties disposed of and sold during 1994, net income for the year ended December 31, 1994 increased by $460,800 when compared to the year ended December 31, 1993. The increase was due to the following: 1) improved operating results at Citrus Center, Richmond, and Shoppes of $565,100, $138,500 and $70,600, respectively; 2) an increase in interest income earned on short-term investments of $391,200 due to an increase in funds available for investment, as a result of retaining a portion of the El Paso sale proceeds, as well as to a trend in higher interest rates earned on these types of investments and 3) a decrease in general and administrative expenses of $47,700 due to a decrease in professional fees and printing and mailing costs. Partially offsetting the increase was decreased operating results of $804,900 at Glendale.

The following comparative discussion includes only the operating results of the Partnership's three remaining property investments and one joint venture investment.

Rental revenues for the Partnership decreased $214,900, or 2%, for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The primary factor which caused the decrease in rental revenues was decreased rental revenues at Glendale due to: 1) a decrease in real estate tax and operating expense escalation income, as a result of a 1994 adjustment of previously billed 1993 amounts which had been overestimated; 2) the receipt by the Partnership in 1993 of $81,000 from a tenant relating to a lease settlement and 3) a slight decrease in the average annual occupancy rate. Also affecting the decrease in rental revenues was a decrease in rental revenues at Shoppes due to the decrease in the average annual occupancy rate. Partially offsetting the decrease in rental revenues was: 1) increased base rental rates charged to new and renewing tenants, partially offset by a decrease in real estate tax escalation income at Citrus Center and 2) an increase in the average annual occupancy rate at Citrus Center and Richmond.

Interest expense for the Partnership decreased $557,900 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. This decrease was primarily the result of the Partnership's repayment of the loans collateralizing Citrus Center and Shoppes in May and June of 1994, respectively. Partially offsetting this decrease was an increase in interest expense at Glendale due to a slightly higher variable interest rate and loan extension costs incurred during the year ended December 31, 1994.

Insurance expense decreased $7,900 for the year ended December 31, 1994, when compared to the year ended December 31, 1993. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Repairs and maintenance expense increased $56,100 for the year ended December 31, 1994 when compared to the year ended December 31, 1993. The increase was primarily due to the following: 1) increased parking garage expenditures for equipment and supplies as well as plumbing repairs and repairs to the fire protection and HVAC systems at Citrus Center and 2) increased expenses associated with patching, resurfacing and striping of the parking lot at Shoppes. Partially offsetting the increases in repairs and maintenance expense was decreased janitorial payroll, partially offset by an increase in outside janitorial services at Glendale.

Real estate tax expense for the Partnership increased $13,900 for the annual comparable periods. The increase in real estate tax expense was due to the following: 1) an increase at Glendale resulting from an increase in the tax rate imposed by the taxing authority and 2) slight increases at Citrus Center and Richmond. Partially offsetting these increases was a decrease at Shoppes resulting from a decrease in the property's assessed value.

Property operating expenses increased $12,500 for the years under comparison. The increase in property operating expenses was due to: 1) increased promotional expenditures in order to attract new tenants at Glendale and 2) increased professional fees at Shoppes. Partially offsetting these increases were decreased security costs at Citrus Center.

To increase occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. Some of these actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED) and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area; and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership to some extent from increases in the rate of inflation. Certain of the lease clauses provide for: 1) rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined breakeven amounts and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
A primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flow as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. The Managing General Partner believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flow as defined by GAAP. The table in Item 6. Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

Cash Flow (as defined in the Partnership Agreement) for the year ended December 31, 1995 was $5,345,700, a $476,600 increase when compared to the year ended December 31, 1994. This increase was primarily due to the increase in net income (exclusive of depreciation and amortization, net gains on sale or disposition of properties, provisions for value impairment and gain on early extinguishment of debt), partially offset by an increase in scheduled principal payments resulting from the terms of the refinanced mortgage loan collateralized by Glendale.

The increase in the Partnership's cash position of $438,900 as of December 31, 1995 when compared to December 31, 1994 was primarily the result of net cash provided by operating activities exceeding payments made for capital and tenant improvements and leasing costs and distributions paid to Partners. Liquid assets of the Partnership as of December 31, 1995 were comprised of undistributed cash from operations retained for working capital purposes.

Net cash provided by operating activities continues to be the Partnership's primary source of funds. Net cash provided by operating activities for the year ended December 31, 1995 was $5,405,000, a $79,400 increase when compared to the year ended December 31, 1994. This increase was primarily due to the increase in the operating results of Citrus Center, Shoppes, Richmond and the absence of the deficit operating results of Fashion Atrium, partially offset by the absence of operating results generated by El Paso together with a 1995 decrease in cash provided by operating activities from Glendale.

Net cash provided by (used for) investing activities changed from $40,655,900 for the year ended December 31, 1994 to $(2,748,500) for the year ended December 31, 1995. This change was primarily due to proceeds received in 1994 of $44,379,100 from the sale of El Paso and a decrease in expenditures for capital and tenant improvements and leasing costs for the Partnership's properties, partially offset by an increase in escrow deposits. The Partnership maintains working capital reserves to pay for these types of capital expenditures. During the year ended December 31, 1995, the Partnership spent $2,677,300 for building and tenant improvements and leasing costs and has budgeted to spend approximately $700,000 during the year ending December 31, 1996. Included in the 1996 budgeted amount are capital and tenant improvements and leasing costs of approximately $296,000, $241,000, $104,000 and $59,000 at Glendale, Citrus Center, Shoppes and Richmond, respectively. The Managing General Partner believes these expenditures are necessary to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the properties for eventual disposition.

The decrease in net cash used for financing activities of $47,839,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 was primarily due to: 1) the payoff in 1994 of the mortgage loans collateralized by El Paso, Citrus Center and Shoppes, including prepayment penalties; 2) the partial principal paydown in 1994 on the mortgage loan collateralized by Glendale and 3) distribution of Sale Proceeds to Limited Partners from the sale of El Paso. Partially offsetting the decrease was the refinancing of the mortgage loan collateralized by Glendale in 1995.

On January 6, 1995, Indianapolis Mall Associates, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by Glendale. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with a portion of the proceeds from the new loan. The net cash received by the Partnership in connection with this new loan was $1,780,100, which was net of $69,900 in loan acquisition costs, and was added to the Partnership's working capital.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. As a result of this, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1995, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $1,456,800.

Distributions to Limited Partners for the quarter ended December 31, 1995 were declared in the amount of $9.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Limited Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amount and/or availability of cash for future distributions to Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------- -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1, "Index of Financial Statements, Schedule and Exhibits."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------- -----------------------------------------------------------
        AND FINANCIAL DISCLOSURE
        ------------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------- --------------------------------------------------

(a) DIRECTORS
    ---------

    The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 29, 1996, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1996.

       Name                                              Office
       ----                                              ------
    Samuel Zell . . . . . . . . . . . . . . . . . .  Chairman of the Board
    Douglas Crocker II. . . . . . . . . . . . . . .  Director
    Sheli Z. Rosenberg. . . . . . . . . . . . . . .  Director
    Sanford Shkolnik. . . . . . . . . . . . . . . .  Director

    Samuel Zell, 54, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Great American Management and Investment, Inc. ("Great American"). Mr. Zell is also Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc., Falcon Building Products, Inc. and American Classic Voyages Co. He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a director of Quality Food Centers, Inc. and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Manufactured Home Communities, Inc. and Co-Chairman of the Board of Revco D.S., Inc. Mr. Zell was President of Madison Management Group, Inc. ("Madison") prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Douglas Crocker II, 55, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

    Sheli Z. Rosenberg, 54, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Falcon Building Products, Inc., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation and CFI Industries, Inc. She was Chairman of the Board from January 1994 to September 1994; Co-Chairman of the Board from September 1994 until March 1995 of CFI Industries, Inc. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Ms. Rosenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal

- -------- --------------------------------------------------------------

(a) DIRECTORS (continued)
    ---------------------

    bankruptcy laws on November 8, 1991. She has been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

    Sanford Shkolnik, 57, has been a Director of the Managing General Partner since December 1985. Mr. Shkolnik has been Executive Vice President of EFMC since 1976. He is Chairman of the Board and Chief Executive Officer of SC Management, Inc., which is general partner of Equity Properties and Development Limited Partnership, a nationally ranked shopping center management company.

(b,c & e) EXECUTIVE OFFICERS
          ------------------

    The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 29, 1996 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                       Office
       ----                                       ------
     Douglas Crocker II.................. President and Chief Executive Officer
     Arthur A. Greenberg................. Senior Vice President
     Norman M. Field..................... Vice President - Finance and Treasurer

    PRESIDENT AND CEO - See Table of Directors above.

    Arthur A. Greenberg, 55, has been Senior Vice President of the Managing General Partner since August 1986. Mr. Greenberg was Executive Vice President and Chief Financial Officer of Great American from December 1986 to March 1995. Mr. Greenberg also is an Executive Vice President of EFMC since 1971, and President of Greenberg & Pociask, Ltd. He is Senior Vice President since 1989 and Treasurer since 1990 of Capsure Holdings Corp. Mr. Greenberg is a director of American Classic Voyages Co. and Chairman of the Board of Firstate Financial A Savings Bank. Mr. Greenberg was Vice President of Madison prior to October 4, 1991. Madison filed for protection under the Federal bankruptcy laws on November 8, 1991.

    Norman M. Field, 47, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987. He also served as Vice President of Madison until October 4, 1991. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS

    There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

    With the exception of the bankruptcy matters disclosed under Items 10 (a),
    (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION
- -------- ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1995. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner. For additional information see Item 13
(a) Certain Relationships and Related Transactions.

(e)  None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -------- --------------------------------------------------------------

(a) As of March 1, 1996, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 100,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1996 the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

(a) Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Managing General Partner or Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the Managing General Partner or Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. In the event the Partnership leases properties on a long-term net basis (10 years or more), the maximum property management fee from such leases shall be 1% of the gross revenues from such properties, except that the Partnership may also pay the Managing General Partner or Affiliates a one time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original term of the lease. For the year ended December 31, 1995, these Affiliates were entitled to leasing, supervisory and property management fees of $599,800. In addition, other Affiliates of the Managing General Partner was entitled to receive $159,600 as reimbursements for insurance, personnel and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of $67,900 was due from Affiliates and $36,300 was due to Affiliates as of December 31, 1995.

As of December 31, 1995, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. The total of all real estate commissions incurred in connection with the sale of the Partnership's properties shall not exceed the lesser of the compensation customarily charged in arm's-length transactions or 6% of the sales price of the property. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------- ----------------------------------------------

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for office space at Citrus Center. During the year ended December 31, 1995, Firstate paid $240,500 in rent to the Partnership. The rent paid by Firstate is comparable to that paid by other tenants at Citrus Center.

Subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow as a Partnership Management Fee. In accordance with the Partnership Agreement, Net Profits (exclusive of Net Profits from the sale or disposition of a Partnership property) shall be allocated to the General Partners in an amount equal to the greater of the General Partners' Partnership Management Fee or 1% of such Net Profits and the balance, if any, to the Limited Partners. Net Losses from the sale or disposition of a Partnership property, including provisions for value impairment, shall be allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; and third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. Notwithstanding this, in all events there shall be allocated to the General Partners not less than 1% of the Net Losses from the sale, disposition or provisions for value impairment of a Partnership property. For the year ended December 31, 1995, the General Partners were entitled to a Partnership Management fee of $388,900 and allocated Net Profits of $298,900, which included a (loss) from provisions for value impairment of $(90,000).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli
Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and a Director of the Managing General Partner since September 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Rosenberg earned legal fees of $137,800 for the year ended December 31, 1995.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------- ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1995.

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


Dated: March 29, 1996     By: /s/ DOUGLAS CROCKER II
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



    /s/ SAMUEL ZELL              March 29, 1996    Chairman of the Board
- ----------------------------     --------------    and Director of the
        SAMUEL ZELL                                Managing General Partner


    /s/ DOUGLAS CROCKER II       March 29, 1996    President, Chief Executive
- ----------------------------     --------------    Officer and Director of the
        DOUGLAS CROCKER II                         Managing General Partner


    /s/ SHELI Z. ROSENBERG       March 29, 1996    Director of the Managing
- ----------------------------     --------------    General Partner
        SHELI Z. ROSENBERG


    /s/ SANFORD SHKOLNIK         March 29, 1996    Director of the Managing
- ----------------------------     --------------    General Partner
        SANFORD SHKOLNIK


    /s/ NORMAN M. FIELD          March 29, 1996    Vice President - Finance
- ----------------------------     --------------    and Treasurer
        NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT


                                                             Pages
                                                         -------------

Report of Independent Auditors                               A - 2

Balance Sheets at December 31, 1995 and 1994                 A - 3

Statements of Partners' Capital for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 3

Statements of Income and Expenses for the Years
  Ended December 31, 1995, 1994, and 1993                    A - 4

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                          A - 4

Notes to Financial Statements                            A - 5 to A - 7


                     SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation
      as of December 31, 1995                            A - 8 and A - 9


All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

                     EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4)  First Amended and Restated Certificate and Agreement of
- ----------------
Limited Partnership as set forth on pages A-1 through A-30 of the Partnership's definitive Prospectus dated May 24, 1983; Registration Statement No. 2-82357, filed pursuant to Rule 424(b), is incorporated herein by reference.

EXHIBIT (10) Material Contracts
- ------------

(a) Lease agreement for a tenant at Citrus Center, one of the Partnership's most significant properties whose revenues exceeded 10% of the Partnership's 1994 budgeted rental income, is incorporated herein by reference.

(b) Real Estate Sale Agreement for the sale of the Partnership's investment in the El Paso Natural Gas Building filed as an exhibit to the Partnership's Report on Form 8-K dated April 6, 1994 is incorporated herein by reference.

(c) Order Confirming Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code for FANY Seventh Avenue Associates, filed as an exhibit to the Partnership's Report on Form 8-K dated December 9, 1994, is incorporated herein by reference.

(d) Lease agreements for tenants that individually occupy more than 10% of the net leasable square footage of the Partnership's significant properties, filed as exhibits to the Partnership's Reports on Form 10-K dated December 31, 1993, are incorporated herein by reference.

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

EXHIBIT (13) Annual Report to Security Holders
- ------------

The 1994 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule
- ------------

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series IX
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series IX as of December 31, 1995 and 1994, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1995, and the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series IX at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                Ernst & Young LLP


Chicago, Illinois
March 1, 1996

BALANCE SHEETS
December 31, 1995 and 1994
(All dollars rounded to nearest 00s)

                                                        1995         1994
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $12,472,900  $15,722,900
 Buildings and improvements                           58,832,000   61,904,700
- ------------------------------------------------------------------------------
                                                      71,304,900   77,627,600
 Accumulated depreciation and amortization           (17,073,500) (14,695,200)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       54,231,400   62,932,400
Cash and cash equivalents                             15,524,300   15,085,400
Rents receivable                                         708,300      671,600
Escrow deposits                                           71,200
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $115,000 and
 $78,400, respectively)                                  358,900      249,400
- ------------------------------------------------------------------------------
                                                     $70,894,100  $78,938,800
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 8,039,400  $ 6,650,000
 Accounts payable and accrued expenses                 1,034,800    1,213,300
 Due to Affiliates                                        17,200      125,200
 Security deposits                                       147,200      128,800
 Distributions payable                                 1,055,600      722,200
 Other liabilities                                       145,100      147,000
- ------------------------------------------------------------------------------
                                                      10,439,300    8,986,500
- ------------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                              (90,000)
 Limited Partners (100,000 Units issued and
  outstanding)                                        60,544,800   69,952,300
- ------------------------------------------------------------------------------
                                                      60,454,800   69,952,300
- ------------------------------------------------------------------------------
                                                     $70,894,100  $78,938,800
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
- -------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1993                            $(11,000) $63,837,800  $63,826,800
Net (loss) for the year ended December 31,
 1993                                        (30,300)  (2,995,800)  (3,026,100)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1993                                        (41,300)  60,842,000   60,800,700
Net income for the year ended December 31,
 1994                                        269,100   19,160,300   19,429,400
Distributions for the year ended December
 31, 1994                                   (227,800) (10,050,000) (10,277,800)
- -------------------------------------------------------------------------------
Partners' capital, December 31, 1994               0   69,952,300   69,952,300
Net income (loss) for the
 year ended
 December 31, 1995                           298,900   (5,907,500)  (5,608,600)
Distributions for the year ended December
 31, 1995                                   (388,900)  (3,500,000)  (3,888,900)
- -------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                       $(90,000) $60,544,800  $60,454,800
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s except per Unit amounts)

                                            1995         1994        1993
- ------------------------------------------------------------------------------
 Income:
 Rental                                  $11,014,100  $13,351,700 $17,562,800
 Interest                                    959,900      916,200     529,700
 Net gain on sale or disposition of
  properties                                            9,967,200
- ------------------------------------------------------------------------------
                                          11,974,000   24,235,100  18,092,500
- ------------------------------------------------------------------------------
 Expenses:
 Interest                                    892,100    2,471,500   4,167,800
 Depreciation and amortization             2,414,900    2,904,500   3,440,800
 Property operating:
  Affiliates                                 643,200      758,400     856,200
  Nonaffiliates                            1,958,100    2,590,100   2,735,300
 Real estate taxes                           945,500    1,780,900   1,795,800
 Insurance--Affiliate                        104,500      185,200     203,800
 Repairs and maintenance                   1,197,000    1,483,500   1,532,700
 General and administrative:
  Affiliates                                  75,600       96,300      42,600
  Nonaffiliates                              351,700      192,300     303,500
 Provisions for value impairment           9,000,000                5,500,000
- ------------------------------------------------------------------------------
                                          17,582,600   12,462,700  20,578,500
- ------------------------------------------------------------------------------
 Net (loss) income before extraordinary
  gain (loss) on early extinguishments
  of debt                                 (5,608,600)  11,772,400  (2,486,000)
 Extraordinary gain (loss) on early
  extinguishments of debt                               7,657,000    (540,100)
- ------------------------------------------------------------------------------
 Net (loss) income                       $(5,608,600) $19,429,400 $(3,026,100)
- ------------------------------------------------------------------------------
 Net income (loss) allocated to General
  Partners                               $   298,900  $   269,100 $   (30,300)
- ------------------------------------------------------------------------------
 Net (loss) income allocated to Limited
  Partners                               $(5,907,500) $19,160,300 $(2,995,800)
- ------------------------------------------------------------------------------
 Net (loss) income before extraordinary
  gain (loss) on early extinguishments
  of debt allocated to Limited Partners
  per Unit (100,000 Units outstanding)   $    (59.08) $    117.72 $    (24.86)
- ------------------------------------------------------------------------------
 Net (loss) income allocated to Limited
  Partners per Unit (100,000 Units
  outstanding)                           $    (59.08) $    191.60 $    (29.96)
- ------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1995, 1994 and 1993
(All dollars rounded to nearest 00s)

                                           1995         1994         1993
- ------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net (loss) income                      $(5,608,600) $19,429,400  $(3,026,100)
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
  Depreciation and amortization           2,414,900    2,904,500    3,440,800
  (Gain) on sale or disposition of
   properties                                         (9,967,200)
  Provisions for value impairment         9,000,000                 5,500,000
  Extraordinary (gain) loss on early
   extinguishments of debt                            (7,657,000)     540,100
  Changes in assets and liabilities:
   Decrease in restricted cash                           261,100       12,000
   (Increase) decrease in rents
    receivable                              (36,700)     205,000      333,700
   (Increase) decrease in other assets      (76,200)      30,400      404,500
   (Decrease) increase in accounts
    payable and accrued expenses           (178,500)     300,100      214,600
   (Decrease) increase in due to
    Affiliates                             (108,000)     (80,300)     104,500
   (Decrease) increase in other
    liabilities                              (1,900)    (100,400)     153,900
- ------------------------------------------------------------------------------
    Net cash provided by operating
     activities                           5,405,000    5,325,600    7,678,000
- ------------------------------------------------------------------------------
 Cash flows from investing activities:
 Proceeds from the sale of properties                 44,379,100
 Purchase of commercial rental
  property                                                         (3,081,400)
 Payments for capital and tenant
  improvements                           (2,677,300)  (3,892,500)  (1,866,600)
 Maturity of (investment in)
  restricted certificate of deposit                       75,000      (75,000)
 (Increase) decrease in escrow
  deposits                                  (71,200)      94,300       (5,200)
- ------------------------------------------------------------------------------
    Net cash (used for) provided by
     investing activities                (2,748,500)  40,655,900   (5,028,200)
- ------------------------------------------------------------------------------
 Cash flows from financing activities:
 Cash paid on disposition of property                    (49,500)
 Proceeds from mortgage loan payable      8,500,000                22,500,000
 Principal payments on mortgage loans
  payable                                (7,110,600) (38,903,800) (16,137,600)
 Prepayment costs on mortgage loans
  payable                                             (1,151,600)    (540,100)
 Payment of loan acquisition costs          (69,900)     (85,000)    (397,900)
 Refund of deposit on loan
  refinancing                                                         225,000
 Increase (decrease) in security
  deposits                                   18,400     (311,500)      52,000
 Distributions paid to Partners          (3,555,500)  (9,555,600)
- ------------------------------------------------------------------------------
    Net cash (used for) provided by
     financing activities                (2,217,600) (50,057,000)   5,701,400
- ------------------------------------------------------------------------------
 Net increase (decrease) in cash and
  cash equivalents                          438,900   (4,075,500)   8,351,200
 Cash and cash equivalents at the
  beginning of the year                  15,085,400   19,160,900   10,809,700
- ------------------------------------------------------------------------------
 Cash and cash equivalents at the end
  of the year                           $15,524,300  $15,085,400  $19,160,900
- ------------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the year          $   942,100  $ 2,103,800  $ 4,323,800
- ------------------------------------------------------------------------------
 Non-cash financing activities:
  Assumption of mortgage loan                                     $ 4,868,600
- ------------------------------------------------------------------------------
  Mortgage loan assumed by the
   purchaser                                         $ 2,218,800
- ------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEFINITION OF SPECIAL TERMS:
Capitalized terms used in this report have the same meaning as those terms in the Partnership's Registration Statement on Form S-11, filed with the Securities and Exchange Commission. Definitions of these terms are contained in
Article III of the First Amended and Restated Certificate and Agreement of Limited Partnership, which is incorporated herein by reference.

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

The preparation of the Partnership's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include the Partnership's 50% interest in three joint ventures, one of which was sold in April 1994 and one of which was disposed of in December 1994. The joint ventures are operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the ventures' revenues, expenses, assets, liabilities and capital is included in the financial statements.

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

The Managing General Partner periodically reviews significant factors regarding the properties to determine that the properties are carried at lower of cost or fair market value. These factors include, but are not limited to, the Managing General Partner's experience in the real estate industry, an evaluation of recent operating performance against expected results, economic trends or factors affecting major tenants or the regions in which the properties are located and, where available, information included in recent appraisals of properties.

Based on this analysis, where it is anticipated that the carrying value of an investment property will not be recovered, the Managing General Partner has deemed it appropriate to reduce the basis of the properties for financial reporting purposes to fair market value. Such fair market value is the Managing General Partner's best estimate of the amounts expected to be realized were such properties sold as of the Balance Sheet date, based upon current information available. The ultimate realization may differ from these amounts. Provisions where applicable, are reflected in the accompanying Statements of Income and Expenses in the year such evaluations have been made. See Note 8 for additional information.

Loan acquisition costs are amortized over the term of the note issued under mortgage loans made in connection with the acquisitions or refinancings of Partnership properties. When a property is disposed or refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is also recognized in accordance with generally accepted accounting principles.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain properties due to declines in market value. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1995 and 1994.

Certain reclassifications have been made to the previously reported 1993 and 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have no effect on net income (loss) or Partners' (deficit) capital.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined by the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition of such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provisions for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale or disposition of a Partnership property. For the year ended December 31, 1995, the General Partners were entitled to a Partnership Management Fee of $388,900 and allocated Net Profits of $298,900, which included a (loss) from provisions for value impairment of $(90,000). For the year ended December 31, 1994, the General Partners were entitled to a Partnership Management Fee of $227,800 and allocated Net Profits of $269,100, which included an extraordinary (loss) on the early extinguishment of debt of $(17,000) and a gain from the sale or disposition of Partnership property of $58,300. For the year ended December 31, 1993, the General Partners were not entitled to a

Partnership Management Fee and were allocated Net (Loss) of $(30,300), which included a (loss) from a provision for value impairment of $(55,000) and an extraordinary (loss) on early extinguishment of debt of $(5,400).

Fees and reimbursements paid and payable by the Partnership to Affiliates are as follows:

                                        For the years ended December 31,
                         ---------------------------------------------------------------
                                  1995                  1994                1993
                         ----------------------  ------------------- -------------------
                                      Payable
                            Paid    (Receivable)    Paid    Payable     Paid    Payable
- ----------------------------------------------------------------------------------------
Real estate commission
 (a)                           None   $48,500          None $ 48,500       None $ 48,500
Property management and
 leasing fees            $  711,500   (40,800)   $  728,200   70,900 $  637,500  144,200
Reimbursements of
 property insurance
 premiums, at cost          104,500      None       177,600     None    192,600     None
Reimbursements of
 expenses, at cost:
 --Accounting                28,200     7,000        28,100    4,200     30,500    4,200
 --Investor
  communication              23,500     2,200        15,400    1,600     10,400    1,600
 --Legal                    137,500       300       250,400     None    130,300    7,000
 --Other                       None      None          None     None      1,600     None
- ----------------------------------------------------------------------------------------
                         $1,005,200   $17,200    $1,199,700 $125,200 $1,002,900 $205,500
- ----------------------------------------------------------------------------------------

(a) As of December 31, 1995, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the 1992 sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner is obligated to the Partnership under a lease of office space at Citrus Center (f/k/a/ Firstate Tower). The lease agreement terminates on February 28, 2002. For the years ended December 31, 1995, 1994 and 1993, Firstate paid approximately $240,500, $232,600 and $224,200, respectively, in total rents. In January 1993, the Partnership purchased an additional interest in the Citrus Center from an Affiliated Partnership (see Note 6 for additional information). The rent paid by Firstate is comparable to that paid by other tenants at Citrus Center.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1995 was as follows:

                    1996        $ 7,440,000
                    1997          7,009,100
                    1998          6,504,100
                    1999          6,024,800
                    2000          4,846,400
                    Thereafter   16,005,900
                             --------------
                                $47,830,300
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1995, 1994 and 1993 were $385,500, $252,500 and $506,600, respectively.

4. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at December 31, 1995 and 1994 consisted of the following non-recourse loan:

                          Principal  Principal                                 Estimated
  Property Pledged as     Balance at Balance at Interest   Maturity   Periodic  Balloon
       Collateral          12/31/95   12/31/94    Rate       Date     Payment   Payment
- --------------------------------------------------------------------------------------------
Glendale Center Shopping
 Mall (a)                 $8,039,400 $6,650,000  10.51%(b)  1/1/99(c)   (c)    $6,171,200(c)
- --------------------------------------------------------------------------------------------
                          $8,039,400 $6,650,000
- --------------------------------------------------------------------------------------------

(a) This property is owned through a joint venture. Amounts represent the Partnership's share of the liability and are not the total amount by which the property is encumbered.
(b) This interest rate represents the weighted average for the year ended December 31, 1995. The interest rate is subject to change in accordance with the provisions of the loan agreement. As of December 31, 1995, the interest rate on the Glendale loan was 10.531%.
(c) On October 27, 1994, Indianapolis Mall Associates, the joint venture which owns Glendale Center Shopping Mall ("Glendale") made a $4,300,000 principal payment to this lender, of which the Partnership's share was $2,150,000. As a result of this principal payment, the lender agreed to extend the loan's maturity to November 30, 1994. On November 21, 1994, the joint venture made an additional principal payment of $3,700,000, of which the Partnership's share was $1,850,000, for which the lender further extended the maturity date to January 31, 1995. A fee of $50,000 was paid by the joint venture for each loan extension. On January 6, 1995, the joint venture which owns Glendale, obtained a new mortgage loan in the amount of $17,000,000 secured by this property. The Partnership's share of the new loan amount was $8,500,000. The existing loan was paid off in full with a portion of the proceeds from the new loan. The interest rate on the new loan is variable at Libor plus 4.5% with interest payable monthly. Monthly payments of principal are to be made based on an 11-year amortization with an interest rate of 9.5%. The joint venture is required to pay annually additional principal amortization equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year by March 31, 1996. Additionally, certain debt coverage requirements (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks will require additional principal amortization payments. The additional principal amortization payment that the joint venture is required to pay for the 1995 calendar year is $387,400, of which the Partnership's share is $193,700.

  On June 10, 1994 the Partnership sold the Triangle Building. The outstanding indebtedness on this property of $2,218,800 was assumed, without recourse to the Partnership, by the buyer at closing.

  The Partnership repaid the mortgage loan collateralized by Shoppes of West Melbourne in the amount of $4,000,000 on June 6, 1994, its scheduled maturity date.

  On May 27, 1994, the Partnership repaid the mortgage loan collateralized by Citrus Center for a total amount of $9,731,000, which included a prepayment penalty of $237,300. The prepayment penalty was recorded as an extraordinary
  (loss) on early extinguishment of debt in the Partnership's financial statements.

  On April 6, 1994 First Capital Kayser Center, a joint venture in which the Partnership and an Affiliated Partnership each had a 50% interest (the "Joint Venture"), sold its interest in the El Paso Natural Gas Building. The outstanding indebtedness on this property of $42,757,000, of which the Partnership's share was $21,378,500, was satisfied at closing. In addition, a prepayment penalty on early extinguishment of debt of $1,828,600 was incurred, of which the Partnership's share was $914,300. The prepayment penalty was recorded as an extraordinary loss on early extinguishment of debt in the Partnership's financial statements.

  The Managing General Partner was unable to reach a mutual resolution with the mortgage holder regarding the restructuring of the mortgage loan for Fashion Atrium and as a result, in April 1994, the Partnership received a notice of default from the mortgage holder. On August 25, 1994, FANY Seventh Avenue Associates ("FANY"), the joint venture which owned Fashion Atrium and in which the Partnership has a 50% interest, executed a Cash Collateral Use Agreement (the "Agreement") with the mortgage holder. Upon execution of the Agreement, FANY transferred $1,311,000, of which the Partnership's share was $655,500, of accumulated cash flow through July 31, 1994 to a safekeeping account under sole control of the mortgage holder. In addition, the mortgage holder made a protective advance to FANY in the amount of $2,313,200, of which the Partnership's proportionate share was $1,156,600, for the payment of accrued real estate taxes plus penalties and interest. FANY assisted in the orderly conveyance of title of the property to the mortgage holder within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. The conveyance of title to the property occurred pursuant to the terms and conditions of a confirmed plan on December 9, 1994. At the time the conveyance of title occurred, FANY was relieved of its obligation under the mortgage loan of $24,151,000 less amounts held in safekeeping, of which the Partnership's share was $12,075,500 and any interest in the assets and liabilities of FANY therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993.

Amortization of scheduled mortgage loan principal payments for the remaining term of the Glendale loan:

                    1996  $  700,000
                    1997     556,500
                    1998     611,700
                    1999   6,171,200
                             -------
                          $8,039,400
                             -------

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors for financial statement purposes. The net effect of these accounting differences for the year ended December 31, 1995, was that the net results for financial statement purposes was $8,798,300 less than the net results for tax reporting purposes. The aggregate cost for federal income tax purposes at December 31, 1995 was $76,370,000.

6. PROPERTY ACQUISITION:

On January 22, 1993, the Partnership purchased First Capital Income Properties, Ltd.--Series XI's ("Series XI"), an Affiliated Partnership, 50% interest in the joint venture which owned the Citrus Center. The purchase, effective January 1, 1993, was pursuant to the terms of an assignment agreement by and among the Partnership, Series XI and a corporation wholly owned by the Partnership. The amount paid to Series XI by the Partnership was $3,081,400, which was equal to 50% of the appraised value of the Citrus Center, as determined by an independent appraiser, less 50% of the then outstanding principal balance under the loan collateralized by the Citrus Center of $4,868,600.

7. PROPERTY SALES/DISPOSITIONS:

On April 6, 1994 First Capital Kayser Center, the joint venture ("Joint Venture") which owned El Paso, sold the property for a sale price of $88,450,000. The outstanding indebtedness on this property of $42,757,000 was satisfied at closing. The Joint Venture incurred selling expenses of $3,743,300, of which $1,828,600 related to a prepayment penalty on the early extinguishment of debt. The Partnership's share of these amounts was $1,871,600 and $914,300, respectively. The Joint Venture received net sale proceeds, prior to satisfaction of the mortgage on the property, of $84,706,700, of which the Partnership's share was $42,353,400. The net gain, after recognition of the prepayment penalty, reported by the Partnership for financial statement purposes was $18,015,300. For income tax reporting purposes the Partnership reported a net gain in 1994 of $28,646,700.

On June 10, 1994, the Partnership sold the Triangle Office Building, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of $89,800. The outstanding indebtedness on this property of $2,218,800 was assumed, without recourse to the Partnership, by the buyer at closing. The Partnership received net sale proceeds of $1,111,400. The total
(loss) to the Partnership for financial statement purposes in connection with this sale was $(5,017,600) of which $(4,000,000) was recorded in 1992 as a provision for value impairment. For income tax reporting purposes the Partnership reported a (loss) of $(2,700,000).

On December 9, 1994, the joint venture which owned Fashion Atrium, in which the Partnership had a 50% interest, transferred title to Fashion Atrium to the mortgage holder through an orderly conveyance of title within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. The disposition of the Fashion Atrium relieved the Partnership of its share of the obligation under the nonrecourse mortgage loan collateralized by the property as well as any interest in the assets therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993. This extinguishment of debt was considered a noncash event for the purposes of the Statement of Cash Flows, and was not included in the Partnership's calculation of Cash Flow (as defined by the Partnership Agreement) for the year ended December 31, 1994. The total (loss), for financial statement purposes, to the Partnership in connection with the disposition of Fashion Atrium was $(13,444,800) of which $(5,500,000) was recorded in 1993 as a provision for value impairment. This (loss) represented the net book value of the property (prior to any provision for value impairment) in excess of its estimated fair market value. In addition, in 1994, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of the Fashion Atrium of $8,808,600 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated fair market value of the property. For tax purposes, the Partnership recorded a (loss) in 1994 of $(588,700) on this disposition.

All of the above sales were all-cash transactions (with the exception of Fashion Atrium), with no further involvement on the part of the Partnership.

8. PROVISIONS FOR VALUE IMPAIRMENT:

Due to the depressed economic environment in the retail industry, regional factors affecting the Partnership's retail properties and other matters relating specifically to certain of the Partnership's properties, there is uncertainty as to the Partnership's ability to recover the net carrying value of certain of its properties during the remaining estimated holding periods. Accordingly, it was deemed appropriate to reduce the bases of such properties in the Partnership's financial statements during the years ended December 31, 1995 and 1993. The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flows and were not utilized in the determination of Cash Flow (as defined in the Partnership Agreement). The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1995 and 1993:

             Property                          1995       1993
                  --------------------------------------------
             Glendale Center Shopping
              Mall                       $6,300,000
             Shoppes of West Melbourne    2,700,000
             Fashion Atrium                         $5,500,000
                  --------------------------------------------
                                         $9,000,000 $5,500,000
                  --------------------------------------------

The provisions for value impairment are a material fourth quarter adjustment pursuant to Accounting Principles Board Opinion No. 28, Interim Financial Reporting. No other material adjustments were made in the fourth quarters.

Beginning on January 1, 1996, the Partnership will adopt Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard is effective for fiscal years beginning after December 15, 1995. The Managing General Partner believes that based on current circumstances, the adoption on January 1, 1996 of the Standard will not materially affect the Partnership's financial position or results of operations.

                                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1995


Column A                      Column B            Column C                   Column D
- -------------------------   ------------  -------------------------  -------------------------

                                               Initial cost               Costs capitalized
                                             to Partnership (1)      subsequent to acquisition
                                          -------------------------  -------------------------
                                                        Buildings
                                                           and
                                                        Improve-      Improve-      Carrying
       Description          Encumbrances     Land         ments         ments       Costs (2)
- -------------------------   ------------  -----------  ------------  -----------  ------------
Shopping Centers:
- -----------------
Richmond Plaza
  Shopping Center
  (Augusta, GA)                   (5)     $ 2,152,300  $  7,630,900  $ 1,081,800  $  56,900

Glendale Center
  Shopping Mall
  (Indianapolis, IN)
  (50% Interest)             $ 8,039,400    4,932,600    18,556,900    2,068,900     67,600

Shoppes of West
  Melbourne (West
  Melbourne, FL)                 (11)       4,133,000     8,782,800      807,800    222,800

Office Buildings:
- -----------------
Citrus Center
  (f/k/a Firstate Tower)
  (Orlando, FL) (13)             (14)       4,475,000    18,113,100    7,134,900     87,600
                             -----------  -----------  ------------  -----------  ---------
                             $ 8,039,400  $15,692,900  $ 53,083,700  $11,093,400  $ 434,900
                             ===========  ===========  ============  ===========  =========

                                             Column E                           Column F    Column G     Column H    Column I
                            ---------------------------------------------     ------------  ---------   ----------  ------------
                                                                                                                     Life on
                                       Gross amount at which                                                          which
                                     carried at close of period                                                     deprecia-
                            ---------------------------------------------                                           tion in lat-
                                             Buildings                           Accumu-                             est income
                                                and                               lated      Date of                 statements
                                             Improve-                            Deprecia-  construc-      Date       is com-
       Description            Land             ments         Total (3)(4)        tion (3)     tion       Acquired      puted
- -------------------------   -----------     ------------     ------------        ---------- ---------   ----------  ------------
Shopping Centers:
- -----------------
Richmond Plaza
  Shopping Center                                                                                                      35 (6)
  (Augusta, GA)             $ 2,156,000     $  8,765,900     $ 10,921,900      $ 2,505,800    1980      Sept. 1984   3 - 10 (7)

Glendale Center
  Shopping Mall
  (Indianapolis, IN)                                                                                                   35 (6)
  (50% Interest)              2,887,600(8)    16,438,400       19,326,000(9)     5,860,400    1958(10)    May 1985   3 - 13 (7)

Shoppes of West
  Melbourne (West)                                                                                                     35 (6)
  Melbourne, FL)              2,954,300        8,292,100       11,246,400(12)    2,465,100    1984       Nov. 1985   3 - 10 (7)

Office Buildings:
- -----------------
Citrus Center
  (f/k/a Firstate Tower)                                                                                               35 (6)
  (Orlando, FL) (13)          4,475,000       25,335,600       29,810,600        6,242,200    1971        May 1986   2 - 10 (7)
                            -----------     ------------     ------------      -----------
                            $12,472,900     $ 58,832,000     $ 71,304,900      $17,073,500
                           ============     ============     ============      ===========


                 See accompanying notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             NOTES TO SCHEDULE III



Note 1.  Amounts presented are net of rent guarantees.
Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 3.  The following is a reconciliation of activity in Columns E and F:

                                  December 31, 1995              December 31, 1994              December 31, 1993
                             ----------------------------   ----------------------------   ----------------------------
                                             Accumulated                    Accumulated                   Accumulated
                                 Cost        Depreciation       Cost        Depreciation       Cost       Depreciation
                             ------------   -------------   ------------   -------------   ------------   -------------
Balance at beginning
  of the year                $ 77,627,600   $ 14,695,200    $129,477,700   $ 27,239,500    $125,161,100   $ 23,881,000

Additions during the year:

Acquisition of commercial
  rental property (11)                                                                        7,950,000

Improvements                    2,677,300                      3,892,500                      1,866,600

Provisions for depreciation
  and amortization                             2,378,300                      2,851,200                      3,358,500

Deductions during the year:

Cost of real estate sold
  or disposed                                                (55,742,600)

Accumulated depreciation
  on real estate sold or
  disposed                                                                  (15,395,500)

Provisions for value
  impairment                   (9,000,000)                                                   (5,500,000)
                             ------------   ------------    ------------   ------------    ------------   ------------
Balance at the end
  of the year                $ 71,304,900   $ 17,073,500    $ 77,627,600   $ 14,695,200    $129,477,700   $ 27,239,500
                             ============   ============    ============   ============    ============   ============


Note 4.  The aggregate cost for Federal income tax purposes is $76,370,000.
Note 5.  Mortgage balance repaid in January 1993.
Note 6.  Estimated useful life for building.
Note 7.  Estimated useful life for improvements.
Note 8. A parcel of land at Glendale Shopping Center was sold on October 9, 1992. The basis of the land was approximately $59,400.
Note 9.  Includes a provision for value impairment of $6,300,000.
Note 10. Renovated in 1983 and 1984.
Note 11. Mortgage balance repaid in June 1994.
Note 12. Included a provision for value impairment of $2,700,000.
Note 13. In January 1993 the Partnership effectively purchased the remaining 50% joint venture interest of this property from an Affiliated partnership.
Note 14. Mortgage balance repaid in May 1994.