Form 10-Q
period 1996-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1996-05-14
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549-1004


                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the period ended               March 31, 1996
                             -------------------------------------------

                                        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ----------------   ------------------

        Commission File Number:                     0-12946
                               --------------------------------------------



               First Capital Income Properties, Ltd. - Series IX
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Florida                                         59-2255857
     -------------------------------                      ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

  Two North Riverside Plaza, Suite 950, Chicago, Illinois      60606-2607
- ---------------------------------------------------------      ----------
     (Address of principal executive offices)                  (Zip Code)

                                (312)  207-0020
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- ------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ----      ----

DOCUMENTS INCORPORATED BY REFERENCE:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 24, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   March 31,
                                                      1996      December 31,
                                                  (Unaudited)       1995
- -----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 12,472,900  $ 12,472,900
 Buildings and improvements                         59,107,700    58,832,000
- -----------------------------------------------------------------------------
                                                    71,580,600    71,304,900
Accumulated depreciation and amortization          (17,655,900)  (17,073,500)
- -----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     53,924,700    54,231,400
Cash and cash equivalents                           15,470,400    15,524,300
Rents receivable                                       720,400       708,300
Escrow deposits                                         36,100        71,200
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $124,800 and
 $115,000, respectively)                               332,400       358,900
- -----------------------------------------------------------------------------
                                                  $ 70,484,000  $ 70,894,100
- -----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                            $  7,723,600  $  8,039,400
 Accounts payable and accrued expenses               1,031,800     1,034,800
 Due to Affiliates                                     144,800        17,200
 Distributions payable                               1,111,100     1,055,600
 Security deposits                                     146,300       147,200
 Other liabilities                                      90,000       145,100
- -----------------------------------------------------------------------------
                                                    10,247,600    10,439,300
- -----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                            (90,000)      (90,000)
 Limited Partners (100,000 Units issued and
  outstanding)                                      60,326,400    60,544,800
- -----------------------------------------------------------------------------
                                                    60,236,400    60,454,800
- -----------------------------------------------------------------------------
                                                  $ 70,484,000  $ 70,894,100
- -----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners    Partners       Total
- ----------------------------------------------------------------------------
Partners' capital, January 1, 1995      $       0  $69,952,300  $69,952,300
Net income (loss) for the year ended
 December 31, 1995                        298,900   (5,907,500)  (5,608,600)
Distributions for the year ended
 December 31, 1995                       (388,900)  (3,500,000)  (3,888,900)
- ----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                        (90,000)  60,544,800   60,454,800
Net income for the quarter ended March
 31, 1996                                 111,100      781,600      892,700
Distributions for the quarter ended
 March 31, 1996                          (111,100)  (1,000,000)  (1,111,100)
- ----------------------------------------------------------------------------
Partners' (deficit) capital, March 31,
 1996                                   $ (90,000) $60,326,400  $60,236,400
- ----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $2,835,900 $2,654,200
 Interest                                             203,900    234,500
- ------------------------------------------------------------------------
                                                    3,039,800  2,888,700
- ------------------------------------------------------------------------
Expenses:
 Interest                                             202,200    232,800
 Depreciation and amortization                        592,200    573,200
 Property operating:
  Affiliates                                          205,100    144,200
  Nonaffiliates                                       451,800    441,900
 Real estate taxes                                    247,300    260,600
 Insurance--Affiliate                                  30,800     40,400
 Repairs and maintenance                              309,400    292,000
 General and administrative:
  Affiliates                                           30,700     39,800
  Nonaffiliates                                        77,600     71,100
- ------------------------------------------------------------------------
                                                    2,147,100  2,096,000
- ------------------------------------------------------------------------
Net income                                         $  892,700 $  792,700
- ------------------------------------------------------------------------
Net income allocated to General Partners           $  111,100 $   88,900
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  781,600 $  703,800
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     7.82 $     7.04
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          1996         1995
- --------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   892,700  $   792,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            592,200      573,200
  Changes in current assets and liabilities:
   (Increase) in rents receivable                          (12,100)     (97,700)
   Decrease (increase) in other assets                      16,700     (122,000)
   (Decrease) in accounts payable and accrued expenses      (3,000)    (145,500)
   Increase in due to Affiliates                           127,600       44,000
   (Decrease) in other liabilities                         (55,100)     (28,800)
- --------------------------------------------------------------------------------
    Net cash provided by operating activities            1,559,000    1,015,900
- --------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements             (275,700)    (423,200)
 Decrease (increase) in escrow deposits                     35,100      (20,400)
- --------------------------------------------------------------------------------
    Net cash (used for) investing activities              (240,600)    (443,600)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable                      8,500,000
 Repayment of mortgage loan payable                                  (6,650,000)
 Principal payments on mortgage loan payable              (315,800)    (111,100)
 Distributions paid to Partners                         (1,055,600)    (722,200)
 Loan acquisition costs incurred                                        (38,400)
 (Decrease) increase in security deposits                     (900)       5,700
- --------------------------------------------------------------------------------
    Net cash (used for) provided by financing
     activities                                         (1,372,300)     984,000
- --------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (53,900)   1,556,300
Cash and cash equivalents at the beginning of the
 period                                                 15,524,300   15,085,400
- --------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $15,470,400  $16,641,700
- --------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $   202,200  $   282,800
- --------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the joint venture's revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided in the financial statements. Lease acquisition fees are recorded at cost and amortized over the life of the lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated over the estimated life of the improvements.

Loan acquistion costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loan. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

During the first quarter of 1996, the Partnership adopted the Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Certain reclassifications have been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter ended March 31, 1996, the General Partners were entitled to a Partnership Management Fee, and accordingly, allocated Net Profits, of $111,100.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1996 were as follows:

                                                         Paid   Payable
- ------------------------------------------------------------------------
Property management and leasing fees                   $100,200 $ 59,600
Reimbursement of property insurance premiums, at cost      None   30,800
Real estate commission (a)                                 None   48,500
Reimbursement of expenses, at cost:
 --Accounting                                            10,500    4,000
 --Investor communication                                 4,000    1,900
 --Legal                                                 19,100     None
 --Other                                                  7,800     None
- ------------------------------------------------------------------------
                                                       $141,600 $144,800
- ------------------------------------------------------------------------

(a) As of March 31, 1996, the Partnership owed approximately $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at Citrus Center. The lease expires in February, 2002. For the quarter ended March 31, 1996, Firstate paid $62,300 in total rents. The rent paid by Firstate is comparable to that paid by other tenants at Citrus Center.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at March 31, 1996 and December 31, 1995 consisted of the following non-recourse loan:

                                      Partnership's Share
                                     of Principal Balance  Average
                                              at           Interest Maturity
  Property Pledged as Collateral      3/31/96    12/31/95    Rate     Date
- ----------------------------------------------------------------------------
Glendale Center Shopping Mall (50%)  $7,723,600 $8,039,400 10% (a)   1/1/99
- ----------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the quarter ended March 31, 1996. This interest rate is subject to change in accordance with the provisions of the loan agreement. As of March 31, 1996, the interest rate on this loan was 9.84%.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reference is made to the Partnership's annual report for the year ended December 31, 1995, for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative
                     Operating Results (a)
                              For
                      the Quarters Ended
                      3/31/96    3/31/95
- ------------------------------------------
CITRUS CENTER
Rental revenues      $1,263,100 $1,154,000
- ------------------------------------------
Property net income  $  296,200 $  337,000
- ------------------------------------------
Average occupancy           99%        96%
- ------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues      $  895,400 $  863,100
- ------------------------------------------
Property net income  $  109,500 $    1,700
- ------------------------------------------
Average occupancy           91%        92%
- ------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental revenues      $  350,600 $  308,600
- ------------------------------------------
Property net income  $  230,200 $  157,500
- ------------------------------------------
Average occupancy           96%        93%
- ------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental revenues      $  326,800 $  328,500
- ------------------------------------------
Property net income  $  161,800 $  173,400
- ------------------------------------------
Average occupancy           93%        92%
- ------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income for the Partnership for the quarter ended March 31, 1996 increased $100,000 when compared to the quarter ended March 31, 1995. This increase was primarily due to improved operating results at Shoppes of West Melbourne ("Shoppes") and Glendale Center Shopping Mall ("Glendale") totaling $180,500. Partially offsetting the increase in net income was diminished operating results at Citrus Center and Richmond Plaza Shopping Center ("Richmond") totaling $52,400 and decreased interest income of $30,600 due to a decrease in amounts available for and rates available on the Partnership's short-term investments.

Rental revenues increased by $181,700 or 6.9% for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. The primary factors which caused the increase in rental revenues were: 1) an increase in the average occupancy at Citrus Center and Shoppes and 2) increased base rents and tenant expense reimbursements for common area expenses at Glendale.

Interest expense decreased by $30,600 for the quarters under comparison resulting from a lower average outstanding principal balance on the Glendale mortgage loan during 1996.

Real estate tax expense decreased $13,300 for the quarters under comparison primarily due to a decrease in expense at Glendale resulting from a decrease in the assessed value of the property. Real estate tax expense at Shoppes, Citrus Center and Richmond remained relatively stable.

Insurance expense decreased $9,600 for the quarter ended March 31, 1996, when compared to the quarter ended March 31, 1995. The decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Property operating expenses increased by $70,800 for the quarterly periods under comparison. The increase in property operating expenses was primarily due to: 1) increased management and leasing fees at Citrus Center and Glendale totaling $42,000 resulting from a greater portion of leasing fees being paid to outside leasing agents during 1995 which were capitalized for financial reporting purposes; 2) an increase in property operating expense at Shoppes of $9,900 due to the settlement of an outstanding sales and use tax audit and 3) increased utilities at Glendale and Citrus Center totaling $19,200.

Repairs and maintenance expense increased $17,400 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This was primarily the result of increased expense of $28,900 at Citrus Center due to the following: 1) increased janitorial expense; 2) an increase in unreimbursed common area costs; 3) an increase in minor repairs made to the elevator and HVAC systems and 4) increased expenses associated with patching, resurfacing and striping of the parking lot. Partially offsetting the above increase was a decrease in costs associated with the energy plant at Glendale of $7,400.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) are treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to Partnership net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows, as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as defined by GAAP. Such amounts are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flows.

                                                           Comparative
                                                        Cash Flow Results
                                                      For the Quarters Ended
                                                        3/31/96     3/31/95
- ------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 1,169,100  $1,254,800
Items of reconciliation:
 Principal payments on mortgage loans                     315,800     111,100
 Decrease (increase) in current assets                      4,600    (219,700)
 Increase (decrease) in current liabilities                69,500    (130,300)
- ------------------------------------------------------------------------------
Net cash provided by operating activities             $ 1,559,000  $1,015,900
- ------------------------------------------------------------------------------
Net cash (used for) investing activities              $  (240,600) $ (443,600)
- ------------------------------------------------------------------------------
Net cash (used for) provided by financing activities  $(1,372,300) $  984,000
- ------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $85,700 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to an increase in debt service payments on the mortgage loan collateralized by Glendale, partially offset by an increase in net income, exclusive of depreciation and amortization.

The decrease in the Partnership's cash position as of March 31, 1996 when compared to December 31, 1995 was primarily the result of payments made for capital, tenant improvement and leasing costs, distributions paid to Partners and principal payments on Glendale's mortgage loan exceeding net cash provided by operating activities. Liquid assets of the Partnership as of March 31, 1996 are comprised of amounts held for working capital purposes.

The increase of $543,100 in net cash provided by operating activities for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995 was primarily due to the increase in net income, exclusive of depreciation and amortization, as previously discussed and the timing of the payment of Partnership expenses and the collection of tenants' rental payments.

Net cash (used for) investing activities decreased $203,000 for the quarter ended March 31, 1996 when compared to the quarter ended March 31, 1995. This decrease was primarily due to a decrease in payments for capital, tenant improvement and leasing costs, partially offset by a decrease in escrow deposits due to the release of $55,000 for a replacement of a chiller at Glendale. The Partnership maintains working capital reserves to pay for capital expenditures such as capital, tenant improvement and leasing costs. During the quarter ended March 31, 1996, the Partnership spent $275,700 for capital, tenant improvement and leasing costs and has budgeted to spend an additional $700,000 during the remainder of 1996. Of the remaining budgeted amount, approximately $350,000, $175,000 and $165,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Glendale, Shoppes and Citrus Center, respectively. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

Net cash provided by (used for) financing activities changed from $984,000 for the quarter ended March 31, 1995 to ($1,372,300) for the quarter ended March 31, 1996 primarily due to: 1) the net proceeds received from the refinancing of the mortgage loan collateralized by Glendale in 1995 and 2) an increase in distributions paid to Partners in 1996.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the quarter ended March 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $58,000.

Distributions to Limited Partners for the quarter ended March 31, 1996 were declared in the amount of $1,000,000, or $10.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K
  ------- --------------------------------

          (a)     Exhibits:  None

          (b)     Reports on Form 8-K:

                  There were no reports filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                            BY: FIRST CAPITAL FINANCIAL CORPORATION
                               MANAGING GENERAL PARTNER


     Date:  May 13, 1996    By: /s/     DOUGLAS CROCKER II
            ------------        ----------------------------------------
                                        DOUGLAS CROCKER II
                                President and Chief Executive Officer


     Date:  May 13, 1996    By: /s/      NORMAN M. FIELD
            ------------        ----------------------------------------
                                         NORMAN M. FIELD
                                Vice President - Finance and Treasurer