Form 10-Q
period 1996-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1996-08-14
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C. 20549-1004

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                           June 30, 1996
                                      -----------------------------------------
                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   ___________________ to ___________________

     Commission File Number                            0-12946
                                      ------------------------------------------

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              58-2255857
- -------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois          60606-2607
- -------------------------------------------------------     --------------------
       (Address of principal executive offices)                  (Zip Code)

                                (312) 207-0200
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- --------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report)


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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1996      December 31,
                                                     (Unaudited)      1995
- ------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $12,472,900  $12,472,900
 Buildings and improvements                           59,127,200   58,832,000
- ------------------------------------------------------------------------------
                                                      71,600,100   71,304,900
Accumulated depreciation and amortization            (18,243,100) (17,073,500)
- ------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       53,357,000   54,231,400
Cash and cash equivalents                              8,026,200   15,524,300
Investments in debt securities                         7,897,600
Rents receivable                                         611,900      708,300
Escrow deposits                                           44,400       71,200
Other assets (including loan acquisition costs, net
 of accumulated amortization of $134,700 and
 $115,000, respectively)                                 306,600      358,900
- ------------------------------------------------------------------------------
                                                     $70,243,700  $70,894,100
- ------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 7,640,600  $ 8,039,400
 Accounts payable and accrued expenses                 1,141,400    1,034,800
 Due to Affiliates                                       110,700       17,200
 Distributions payable                                 1,166,700    1,055,600
 Security deposits                                       146,600      147,200
 Other liabilities                                         4,100      145,100
- ------------------------------------------------------------------------------
                                                      10,210,100   10,439,300
- ------------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                              (90,000)     (90,000)
 Limited Partners (100,000 units issued and
  outstanding)                                        60,123,600   60,544,800
- ------------------------------------------------------------------------------
                                                      60,033,600   60,454,800
- ------------------------------------------------------------------------------
                                                     $70,243,700  $70,894,100
- ------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partners   Partners       Total
- -----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1995                          $      0  $69,952,300  $69,952,300
Net income (loss) for the year ended
 December 31, 1995                         298,900   (5,907,500)  (5,608,600)
Distributions for the year ended
 December 31, 1995                        (388,900)  (3,500,000)  (3,888,900)
- -----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                         (90,000)  60,544,800   60,454,800
Net income for the six months ended June
 30, 1996                                  227,800    1,628,800    1,856,600
Distributions for the six months ended
 June 30, 1996                            (227,800)  (2,050,000)  (2,277,800)
- -----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1996                            $(90,000) $60,123,600  $60,033,600
- -----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $2,896,300 $2,680,900
 Interest                                             208,300    255,200
- ------------------------------------------------------------------------
                                                    3,104,600  2,936,100
- ------------------------------------------------------------------------
Expenses:
 Interest                                             193,100    223,400
 Depreciation and amortization                        597,100    574,600
 Property operating:
  Affiliates                                          189,300    170,200
  Nonaffiliates                                       453,700    565,300
 Real estate taxes                                    268,300    224,100
 Insurance--Affiliate                                  30,700     13,000
 Repairs and maintenance                              288,000    291,800
 General and administrative:
  Affiliates                                           11,200     10,700
  Nonaffiliates                                       109,300     87,500
- ------------------------------------------------------------------------
                                                    2,140,700  2,160,600
- ------------------------------------------------------------------------
Net income                                         $  963,900 $  775,500
- ------------------------------------------------------------------------
Net income allocated to General Partners           $  116,700 $   94,400
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $  847,200 $  681,100
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     8.47 $     6.81
- ------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
- ------------------------------------------------------------------------
Income:
 Rental                                            $5,732,200 $5,335,100
 Interest                                             412,200    489,700
- ------------------------------------------------------------------------
                                                    6,144,400  5,824,800
- ------------------------------------------------------------------------
Expenses:
 Interest                                             395,300    456,200
 Depreciation and amortization                      1,189,300  1,147,800
 Property operating:
  Affiliates                                          402,200    355,000
  Nonaffiliates                                       905,500    966,600
 Real estate taxes                                    515,600    484,700
 Insurance--Affiliate                                  61,500     53,400
 Repairs and maintenance                              597,400    583,800
 General and administrative:
  Affiliates                                           34,100     34,800
  Nonaffiliates                                       186,900    174,300
- ------------------------------------------------------------------------
                                                    4,287,800  4,256,600
- ------------------------------------------------------------------------
Net income                                         $1,856,600 $1,568,200
- ------------------------------------------------------------------------
Net income allocated to General Partners           $  227,800 $  183,300
- ------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,628,800 $1,384,900
- ------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $    16.29 $    13.85
- ------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1996         1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $ 1,856,600  $ 1,568,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         1,189,300    1,147,800
  Changes in assets and liabilities:
  Decrease in rents receivable                             96,400       59,300
  Decrease (increase) in other assets                      32,600     (106,500)
  Increase in accounts payable and accrued expenses       106,600       15,000
  Increase (decrease) in due to Affiliates                 93,500      (10,300)
  (Decrease) in other liabilities                        (141,000)     (11,000)
- -------------------------------------------------------------------------------
   Net cash provided by operating activities            3,234,000    2,662,500
- -------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (295,200)  (1,136,700)
 (Increase) in investments in debt securities          (7,897,600)
 Decrease (increase) in escrow deposits                    26,800      (34,800)
- -------------------------------------------------------------------------------
   Net cash (used for) investing activities            (8,166,000)  (1,171,500)
- -------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable                     8,500,000
 Repayment of mortgage loan payable                                 (6,650,000)
 Principal payments on mortgage loan payable             (398,800)    (224,800)
 Distributions paid to Partners                        (2,166,700)  (1,611,100)
 Loan acquisition costs incurred                                       (69,900)
 (Decrease) increase in security deposits                    (600)       9,100
- -------------------------------------------------------------------------------
   Net cash (used for) financing activities            (2,566,100)     (46,700)
- -------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents   (7,498,100)   1,444,300
Cash and cash equivalents at the beginning of the
 period                                                15,524,300   15,085,400
- -------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $ 8,026,200  $16,529,700
- -------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                      $   332,000  $   506,200
- -------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Under this method of accounting, revenues are recorded when earned and expenses are recorded when incurred.

Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets are impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at June 30, 1996 are comprised of corporate debt securities of $5,909,100 and obligations of the United States government of $1,988,500 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited

(Unaudited)
Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1996, the General Partners were entitled to a Partnership Management Fee, and accordingly, allocated Net Profits from operations, of $116,700 and $227,800, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1996 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
- ------------------------------------------------------------------------------
Property management and leasing fees              $182,200  $282,400  $ 56,600
Reimbursement of property insurance premiums, at
 cost                                               61,500    61,500      None
Real estate commission (a)                            None      None    48,500
Reimbursement of expenses, at cost
 --Accounting                                        8,200    18,700     4,300
 --Investor communications                           3,200     7,200     1,300
 --Legal                                            13,800    32,900
 --Other                                               800     8,600
- ------------------------------------------------------------------------------
                                                  $269,700  $411,300  $110,700
- ------------------------------------------------------------------------------

(a) As of June 30, 1996, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at Citrus Center. The lease expires in February, 2002. For the quarter and six months ended June 30, 1996, Firstate paid $62,300 and $124,600, respectively, in total rents. The rent paid by Firstate is comparable to that paid by other tenants at Citrus Center.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at June 30, 1996 and December 31, 1995 consisted of the following non-recourse loan:

                        Partnership's Share
                       of Principal Balance
                                at           Average
 Property Pledged as   --------------------- Interest Maturity
      Collateral        6/30/96    12/31/95  Rate (a)   Date
- --------------------------------------------------------------
 Glendal Center
  Shopping Mall (50%)  $7,640,600 $8,039,400  9.97%   1/1/1999
- --------------------------------------------------------------

(a) This interest rate represents the weighted average for the six months ended June 30, 1996. This interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of June 30, 1996, the interest rate on this loan was 9.94%.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1995 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                 Comparative Operating Results (a)
                              For the Quarters      For the Six Months
                                    Ended                  Ended
                             6/30/96    6/30/95     6/30/96    6/30/95
- -------------------------------------------------------------------------
CITRUS CENTER
Rental Revenues             $1,219,300 $1,142,200  $2,482,500 $2,296,200
- -------------------------------------------------------------------------
Property net income         $  261,300 $  218,400  $  557,500 $  555,400
- -------------------------------------------------------------------------
Average Occupancy                  98%        97%         98%        97%
- -------------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental Revenues             $  947,600 $  846,400  $1,843,000 $1,709,500
- -------------------------------------------------------------------------
Property net income (loss)  $  170,300 $  (10,400) $  279,800 $   (8,700)
- -------------------------------------------------------------------------
Average Occupancy                  91%        92%         91%        92%
- -------------------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental Revenues             $  328,300 $  342,200  $  678,900 $  650,800
- -------------------------------------------------------------------------
Property net income         $  199,100 $  195,500  $  429,300 $  353,000
- -------------------------------------------------------------------------
Average Occupancy                  94%        96%         95%        94%
- -------------------------------------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental Revenues             $  401,100 $  344,400  $  727,900 $  672,900
- -------------------------------------------------------------------------
Property net income         $  228,300 $  188,400  $  390,100 $  361,900
- -------------------------------------------------------------------------
Average Occupancy                  93%        91%         93%        92%
- -------------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties sold by the Partnership prior to the periods under comparison.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and six months ended June 30, 1996 and 1995.

Net income for the Partnership for the quarter and six months ended June 30, 1996 increased $188,400 and $288,400, respectively, when compared to the quarter and six months ended June 30, 1995. The increases were primarily due to improved operating results at all of the Partnership's properties totaling $267,100 and $395,100, respectively, for the comparable quarterly and six-month periods. Partially offsetting the increases in net income was: 1) decreased interest income of $46,900 and $77,500, respectively, due to a decrease in rates available on the Partnership's short-term investments and 2) increased general and administrative expense of $22,300 and $11,900, respectively, for the comparable periods due to an increase in state and county taxes paid, partially offset by a decrease in printing and mailing, legal and data processing costs.

Rental revenues increased $215,400 or 8% and $397,100 or 7.4%, respectively, for the quarter and six months ended June 30, 1996 when compared to the quarter and six months ended June 30, 1995. The primary factors which caused the increase in rental revenues were: 1) increased base rents at Shoppes of West Melbourne ("Shoppes") and Citrus Center as a result of an increase in rental rates charged to new and renewing tenants and an increase in the average occupancy at Citrus Center; 2) increased tenant expense reimbursements for real estate tax expense at Glendale Center Shopping Mall ("Glendale"), Shoppes and Citrus Center; and 3) the 1996 receipt of payments as consideration for the early termination of tenants' leases at Glendale and Richmond Plaza Shopping Center. Partially offsetting the increase in rental revenues for the quarterly periods under comparison was decreased rental revenues at Shoppes due to a decrease in tenant expense reimbursements for real estate taxes and common area maintenance.

Interest expense decreased $30,300 and $60,900, respectively, for the comparable periods. These decreases were primarily due to a slight reduction in the variable interest rate as well as the effects of principal payments made during the last 18 months on the mortgage loan collateralized by Glendale.

Real estate tax expense increased $44,200 and $30,900, respectively, for the periods under comparison. The primary reason for the increase for the six-month periods under comparison was that 1995 included the receipt of a refund in the first quarter for a previously sold property. Real estate tax expense increased for the quarterly and six-month periods under comparison at Glendale as a result of an increase in the tax rate imposed by the taxing authority.

Property operating expenses decreased $92,500 and $13,900, respectively, for the quarterly and six-month comparable periods. The decreases in property operating expenses were primarily due to: 1) decreased advertising and promotional costs at Glendale and Citrus Center and 2) decreased utilities at Citrus Center. Partially offsetting the decreases in property operating expenses was: 1) increased professional fees at Shoppes and Glendale; 2) increased security costs at Glendale and 3) increased property management fees at Citrus Center as a result of increased rental revenues. Also contributing to the decrease for the quarterly periods under comparison was decreased utilities at Glendale and Citrus.

Repairs and maintenance expense decreased $3,800 for the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995. The primary factors which caused the decrease were a reduction in the amount of expenses incurred in 1996 to improve the interior and exterior appearance of Glendale and a decrease in costs associated with the maintenance of the energy plant at Glendale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Repairs and maintenance expense increased $13,600 for the six-month periods under comparison due to an increase in repairs made to the escalators and elevators and increased janitorial services at Citrus Center.

Insurance expense increased $17,700 and $8,100 for the comparable periods as a result of an increase in premiums relating to the Partnership's coastal properties.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                      Comparative Cash
                                                    Flows Results For the
                                                      Six Months Ended
                                                     6/30/96    6/30/95
- --------------------------------------------------------------------------
Amount of Cash Flow (as defined in the Partnership
 Agreement)                                         $2,647,100 $2,491,200
Items of reconciliation:
 Principal payments on mortgage loan                   398,800    224,800
 Decrease (increase) in current assets                 129,000    (47,200)
 Increase (decrease) in current liabilities             59,100     (6,300)
- --------------------------------------------------------------------------

Net cash provided by operating activities  $ 3,234,000  $ 2,662,500
- --------------------------------------------------------------------
Net cash (used for) investing activities   $(8,166,000) $(1,171,500)
- --------------------------------------------------------------------
Net cash (used for) financing activities   $(2,566,100) $   (46,700)
- --------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $155,900 for the six months ended June 30, 1996 when compared to six months ended June 30, 1995 was primarily due to increased operating results at all of the Partnership properties, exclusive of depreciation and amortization, as previously discussed, partially offset by a decrease in interest income and increased principal payments on the mortgage loan collateralized by Glendale.

The decrease of $7,498,100 in the Partnership's cash position during the six months ended June 30, 1996 when compared to December 31, 1995 was primarily the result of the investments in debt securities, payments made for capital, tenant improvement and leasing costs, principal payments on mortgage loan payable and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1996 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $571,500 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily due to an increase in net income, exclusive of depreciation and amortization, as previously discussed and the timing of the payment of certain Partnership expenses and the collection of tenant's rental payments.

Net cash used for investing activities increased $6,994,500 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. This increase was primarily due to the increase in investments in debt securities, partially offset by a decrease in payments for capital, tenant improvement and leasing costs. The increase in investment securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures. During the six months ended June 30, 1996, the Partnership spent $295,200 for capital, tenant improvement and leasing costs and has projected to spend an additional $450,000 during the remainder of 1996. Of the projected amount, approximately $200,000, $150,000 and $100,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Citrus Center, Glendale, and Shoppes, respectively. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase in net cash used for financing activities of $2,519,400 for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995 was primarily due to: 1) the net proceeds received from the refinancing of the mortgage loan collateralized by Glendale in 1995 and 2) increased distributions paid to Partners in 1996.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital, tenant improvement and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $369,300.

Distributions to Limited Partners for the quarter ended June 30, 1996 were declared in the amount of $1,050,000, or $10.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts and/or availability of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
- -------     --------------------------------

       (a)  Exhibits:  None

       (b)  Reports on Form 8-K:

            There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                                       By:   FIRST CAPITAL FINANCIAL CORPORATION
                                             MANAGING GENERAL PARTNER

Date:  August 14, 1996                 By:   /s/  DOUGLAS CROCKER II
       ---------------                       -----------------------------
                                                  DOUGLAS CROCKER II
                                             President and Chief Executive
                                                        Officer

Date:  August 14, 1996                 By:   /s/ NORMAN M. FIELD
       ---------------                       ----------------------------
                                                 NORMAN M. FIELD
                                             Vice President - Finance and
                                                      Treasurer