Form 10-Q
period 1996-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1996-11-13
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended                  September 30, 1996
                            ----------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ____________________

       Commission File Number                      0-12946
                              --------------------------------------------------


               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2255857
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 950, Chicago, Illinois           60606-2607
-------------------------------------------------------         --------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1996      December 31,
                                                   (Unaudited)      1995
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                              $12,472,900  $ 12,472,900
 Buildings and improvements                         59,280,400    58,832,000
-----------------------------------------------------------------------------
                                                    71,753,300    71,304,900
Accumulated depreciation and amortization          (18,834,900)  (17,073,500)
-----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     52,918,400    54,231,400
Cash and cash equivalents                            9,207,300    15,524,300
Investments in debt securities                       6,923,900
Rents receivable                                       701,700       708,300
Escrow deposits                                         62,300        71,200
Other assets (including loan acquisition costs,
 net of accumulated amortization of $144,500 and
 $115,000, respectively)                               280,000       358,900
-----------------------------------------------------------------------------
                                                   $70,093,600  $ 70,894,100
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                             $ 7,513,600  $  8,039,400
 Accounts payable and accrued expenses               1,401,800     1,034,800
 Due to Affiliates                                     101,800        17,200
 Distributions payable                               1,166,600     1,055,600
 Security deposits                                     142,800       147,200
 Other liabilities                                       4,700       145,100
-----------------------------------------------------------------------------
                                                    10,331,300    10,439,300
-----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                            (90,000)      (90,000)
 Limited Partners (100,000 units issued and
  outstanding)                                      59,852,300    60,544,800
-----------------------------------------------------------------------------
                                                    59,762,300    60,454,800
-----------------------------------------------------------------------------
                                                   $70,093,600  $ 70,894,100
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1996 (Unaudited) and the year ended December 31, 1995
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners    Partners       Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1995       $       0  $69,952,300  $69,952,300
Net income (loss) for the year ended
 December 31, 1995                         298,900   (5,907,500)  (5,608,600)
Distributions for the year ended
 December 31, 1995                        (388,900)  (3,500,000)  (3,888,900)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1995                         (90,000)  60,544,800   60,454,800
Net income for the nine months ended
 September 30, 1996                        344,400    2,407,500    2,751,900
Distributions for the nine months ended
 September 30, 1996                       (344,400)  (3,100,000)  (3,444,400)
-----------------------------------------------------------------------------
Partners' (deficit) capital,
 September 30, 1996                      $ (90,000) $59,852,300  $59,762,300
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $2,765,200 $2,726,600
 Interest                                             218,300    234,800
------------------------------------------------------------------------
                                                    2,983,500  2,961,400
------------------------------------------------------------------------
Expenses:
 Interest                                             192,700    219,800
 Depreciation and amortization                        601,600    639,300
 Property operating:
 Affiliates                                           199,400    140,900
 Nonaffiliates                                        495,300    480,600
 Real estate taxes                                    250,500    252,400
 Insurance--Affiliate                                  30,700     25,100
 Repairs and maintenance                              273,500    300,500
 General and administrative:
 Affiliates                                            13,900     30,000
 Nonaffiliates                                         30,600    145,200
------------------------------------------------------------------------
                                                    2,088,200  2,233,800
------------------------------------------------------------------------
Net income                                         $  895,300 $  727,600
------------------------------------------------------------------------
Net income allocated to General Partners           $  116,600 $  100,000
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  778,700 $  627,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     7.79 $     6.28
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1996       1995
------------------------------------------------------------------------
Income:
 Rental                                            $8,497,400 $8,061,700
 Interest                                             630,500    724,500
------------------------------------------------------------------------
                                                    9,127,900  8,786,200
------------------------------------------------------------------------
Expenses:
 Interest                                             588,000    676,000
 Depreciation and amortization                      1,790,900  1,787,100
 Property operating:
 Affiliates                                           601,600    495,900
 Nonaffiliates                                      1,400,800  1,447,200
 Real estate taxes                                    766,100    737,100
 Insurance--Affiliate                                  92,200     78,500
 Repairs and maintenance                              870,900    884,300
 General and administrative:
 Affiliates                                            48,000     64,800
 Nonaffiliates                                        217,500    319,500
------------------------------------------------------------------------
                                                    6,376,000  6,490,400
------------------------------------------------------------------------
Net income                                         $2,751,900 $2,295,800
------------------------------------------------------------------------
Net income allocated to General Partners           $  344,400 $  283,300
------------------------------------------------------------------------
Net income allocated to Limited Partners           $2,407,500 $2,012,500
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $    24.08 $    20.13
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1996 and 1995
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1996         1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $ 2,751,900  $ 2,295,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                          1,790,900    1,787,100
 Changes in assets and liabilities:
  Decrease in rents receivable                              6,600      151,600
  Decrease (increase) in other assets                      49,400      (93,300)
  Increase in accounts payable and accrued expenses       367,000       34,400
  Increase (decrease) in due to Affiliates                 84,600      (49,400)
  (Decrease) in other liabilities                        (140,400)    (109,000)
-------------------------------------------------------------------------------
   Net cash provided by operating activities            4,910,000    4,017,200
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (448,400)  (2,079,500)
 (Increase) in investments in debt securities          (6,923,900)
 Decrease (increase) in escrow deposits                     8,900      (53,400)
-------------------------------------------------------------------------------
   Net cash (used for) investing activities            (7,363,400)  (2,132,900)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of mortgage loan payable                     8,500,000
 Repayment of mortgage loan payable                                 (6,650,000)
 Principal payments on mortgage loan payable             (525,800)    (341,300)
 Distributions paid to Partners                        (3,333,400)  (2,555,500)
 Loan acquisition costs incurred                                       (69,900)
 (Decrease) increase in security deposits                  (4,400)       7,000
-------------------------------------------------------------------------------
   Net cash (used for) financing activities            (3,863,600)  (1,109,700)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents   (6,317,000)     774,600
Cash and cash equivalents at the beginning of the
 period                                                15,524,300   15,085,400
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $ 9,207,300  $15,860,000
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                      $   525,600  $   726,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the year ending December 31, 1996.

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

Commercial rental properties held for investment are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, if any, allocated to land and value impairments) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no depreciation or amortization of such property is provided in the financial statements. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of the respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. The Standard also addressed the accounting for long-lived assets that are expected to be disposed of. The adoption of the Standard did not have a material effect on the Partnership's financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at September 30, 1996 are comprised of corporate debt securities of $6,923,900 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1996, the General Partners were entitled to a Partnership Management Fee, and accordingly, allocated Net Profits from operations, of $116,600 and $344,400, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1996 were as follows:

                                                          Paid
                                                  --------------------
                                                  Quarter  Nine Months Payable
-------------------------------------------------------------------------------
Property management and leasing fees              $189,500  $471,900   $ 41,300
Reimbursement of property insurance premiums, at
 cost                                               30,700    92,200       None
Real estate commission (a)                            None      None     48,500
Reimbursement of expenses, at cost
 --Accounting                                        5,200    23,900      8,800
 --Investor  communications                          1,800     9,000      3,200
 --Legal                                            26,000    58,900       None
 --Other                                               200     8,800       None
-------------------------------------------------------------------------------
                                                  $253,400  $664,700   $101,800
-------------------------------------------------------------------------------

(a) As of September 30, 1996, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at Citrus Center. The lease expires in February, 2002. For the quarter and nine months ended September 30, 1996, Firstate paid $62,300 and $186,900, respectively, in total rents. The rent paid by Firstate is comparable to that paid by other tenants at Citrus Center.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at September 30, 1996 and December 31, 1995 consisted of the following non-recourse loan:

                        Partnership's Share
                       of Principal Balance
                                at           Average
 Property Pledged as   --------------------- Interest Maturity
      Collateral        9/30/96    12/31/95  Rate (a)   Date
--------------------------------------------------------------
 Glendale Center
  Shopping Mall (50%)  $7,513,600 $8,039,400  9.98%    1/1/99
--------------------------------------------------------------

(a) This interest rate represents the weighted average for the nine months ended September 30, 1996. This interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of September 30, 1996, the interest rate on this loan was 9.97%.

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

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1996 and 1995. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                          Comparative Operating Results (a)
                       For the Quarters     For the Nine Months
                             Ended                 Ended
                      9/30/96    9/30/95    9/30/96    9/30/95
----------------------------------------------------------------
CITRUS CENTER
Rental Revenues      $1,223,400 $1,186,500 $3,705,900 $3,482,700
----------------------------------------------------------------
Property net income  $  284,700 $  287,500 $  842,200 $  842,900
----------------------------------------------------------------
Average Occupancy           97%        98%        98%        97%
----------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental Revenues      $  893,700 $  875,000 $2,736,700 $2,584,500
----------------------------------------------------------------
Property net income  $   78,100 $   15,300 $  357,900 $    6,600
----------------------------------------------------------------
Average Occupancy           92%        92%        92%        92%
----------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental Revenues      $  327,200 $  340,600 $1,006,100 $  991,400
----------------------------------------------------------------
Property net income  $  200,400 $  192,700 $  629,700 $  545,600
----------------------------------------------------------------
Average Occupancy           97%        98%        95%        96%
----------------------------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental Revenues      $  320,700 $  329,300 $1,048,600 $1,002,200
----------------------------------------------------------------
Property net income  $  159,000 $  177,200 $  549,100 $  539,100
----------------------------------------------------------------
Average Occupancy           91%        94%        93%        92%
----------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties sold by the Partnership prior to the periods under comparison.

Unless otherwise disclosed, discussions of fluctuations between 1996 and 1995 refer to both the quarters and nine months ended September 30, 1996 and 1995.

Net income for the Partnership for the quarter and nine months ended September 30, 1996 increased by $167,700 and $456,100, respectively, when compared to the quarter and nine months ended September 30, 1995. The increases were primarily due to improved operating results at Glendale Center Shopping Mall ("Glendale"), Citrus Center and Shoppes of West Melbourne ("Shoppes") and decreased general & administrative expenses. The decrease in general & administrative expenses was primarily due to reduced expenditures for taxes at the state and county level and to a lesser extent legal and printing and mailing costs. The increases in net income were partially offset by decreased interest income due to a decrease in rates available on the Partnership's short-term investments.

Rental revenues increased by $38,600 or 1.2% and $435,700 or 5.4% for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factors which caused the increases were: 1) increased base rental income at Citrus Center as a result of an increase in rental rates charged to new and renewing tenants; 2) increased tenant expense reimbursements for real estate tax expense at Glendale and Citrus Center and 3) the 1996 receipt of payments as consideration for the early termination of tenants' leases at Glendale and Richmond Plaza Shopping Center ("Richmond"). These increases were partially offset by a decrease in percentage rent billings and an increase in bad debt expense at Glendale.

Interest expense decreased by $27,100 and $88,000 for the quarterly and nine-month periods under comparison, respectively. These decreases were primarily due to a slight reduction in the variable interest rate as well as the effects of principal payments made during the last 21 months on the mortgage loan collateralized by Glendale.

Real estate tax expense increased by $29,000 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. The primary reason for the increase was that the expense in 1995 was net of the receipt of refunds for previously sold properties. The increase was also due to an increase in the tax rate imposed by the taxing authority at Richmond. Real estate tax expense remained relatively unchanged for the quarterly periods under comparison.

Property operating expenses increased by $73,200 and $59,300 for the quarterly and nine-month comparable periods, respectively. The increases in property operating expenses were primarily due to increased property management fees at Citrus Center as a result of increased rental revenues and increased professional services, utilities and security costs at Glendale, partially offset by decreases in advertising costs at Citrus Center

Repairs and maintenance expense decreased by $27,000 and $13,400 for the quarter and nine months ended September 30, 1996, respectively, when compared to the quarter and nine months ended September 30, 1995. The primary factors which caused the decreases were: 1) decreased costs associated with the purchase of signs and the maintenance of the energy plant at Glendale, 2) decreased rubbish removal costs at Shoppes and 3) a decrease in the purchase of garage equipment at Citrus Center. The decreases were partially offset by increases in salaries at Glendale and Citrus Center.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                           Comparative Cash Flow Results
                                             For the Nine Months Ended
                                            9/30/96      9/30/95
---------------------------------------------------------------------------
Cash Flow (as defined in the Partnership
 Agreement)                               $ 4,017,000  $ 3,741,600
Items of reconciliation:
 Principal payments on mortgage loan          525,800      341,300
 Decrease in current assets                    56,000       58,300
 Increase (decrease) in current
  liabilities                                 311,200     (124,000)
---------------------------------------------------------------------------
Net cash provided by operating
 activities                               $ 4,910,000  $ 4,017,200
---------------------------------------------------------------------------
Net cash (used for) investing activities  $(7,363,400) $(2,132,900)
---------------------------------------------------------------------------
Net cash (used for) financing activities  $(3,863,600) $(1,109,700)
---------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $275,400 for the nine months ended September 30, 1996 when compared to nine months ended September 30, 1995 was primarily due to increased operating results at Glendale and Citrus Center, exclusive of depreciation and amortization, as previously discussed, partially offset by increased principal payments on the mortgage loan collateralized by Glendale.

The decrease of $6,317,000 in the Partnership's cash position during the nine months ended September 30, 1996 was primarily the result of investments in debt securities, payments made for capital and tenant improvements and leasing costs, principal payments on the mortgage loan payable and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of September 30, 1996 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $892,800 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to an increase in net income, exclusive of depreciation and amortization, as previously discussed, the timing of the payments of expenses at Richmond and interest on the mortgage loan collateralized by Glendale, partially offset by the timing of the collection of tenant rental payments at Glendale.

Net cash used for investing activities increased $5,230,500 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995. This increase was primarily due to the increase in investments in debt securities, partially offset by a decrease in payments for capital and tenant improvements and leasing costs. The increase in investment securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase. The Partnership maintains working capital reserves to pay for capital expenditures. During the nine months ended September 30, 1996, the Partnership spent $448,400 for capital and tenant improvements and leasing costs and has projected to spend an additional $300,000 during the remainder of 1996. Of the projected amount, approximately $150,000, $75,000 and $50,000 relates to anticipated improvement and leasing costs expected to be incurred at Glendale, Citrus Center and Shoppes, respectively. Actual amounts expended may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $2,753,900 for the nine months ended September 30, 1996 when compared to the nine months ended September 30, 1995 was primarily due to: 1) the net proceeds received from the refinancing of the mortgage loan collateralized by Glendale in 1995; 2) increased distributions paid to Partners in 1996 and 3) increased principal payments on the mortgage loan collateralized by Glendale.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1996, Cash Flow (as defined in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Partnership Agreement) retained to supplement working capital reserves amounted to $572,600.

Distributions to Limited Partners for the quarter ended September 30, 1996 were declared in the amount of $1,050,000, or $10.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

        (a)     Exhibits: None

        (b)     Reports on Form 8-K:

                There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                                    By:    FIRST CAPITAL FINANCIAL CORPORATION
                                           MANAGING GENERAL PARTNER

Date:  November 13, 1996            By:  /s/    DOUGLAS CROCKER II
       -----------------                 --------------------------------------
                                                DOUGLAS CROCKER II
                                         President and Chief Executive Officer

Date:  November 13, 1996            By:  /s/    NORMAN M. FIELD
       -----------------                 --------------------------------------
                                                NORMAN M. FIELD
                                         Vice President - Finance and Treasurer