Form 10-K405
period 1996-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1997-03-28
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                  December 31, 1996
                                ------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                     --------------------     ------------------

     Commission File Number                             0-12946
                                     -------------------------------------------


               First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Florida                                                59-2255857
--------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two North Riverside Plaza, Suite 1100,                            60606-2607
Chicago, Illinois                                            -------------------
----------------------------------------                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code              (312) 207-0020
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                             -------------------

                                                                   Limited
Securities registered pursuant to Section 12(g) of the Act:   Partnership Units
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated May 24, 1983, included in the Registrant's Registration Statement on Form S-11 (Registration No. 2-82357), is incorporated herein by reference in Part IV of this report.

Exhibit Index - Page A-1
------------------------

                                    PART I

ITEM 1.  BUSINESS

The registrant, First Capital Income Properties, Ltd. - Series IX (the "Partnership") is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law. The Partnership sold 100,000 Limited Partnership Units (the "Units") to the public from June 1983 to October 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-82357). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The business of the Partnership is to invest primarily in existing, improved, commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From July 1984 to May 1986, the Partnership made four real property investments and purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In January 1993, the Partnership purchased the remaining 50% interest in one of the four joint ventures. Through December 31, 1996 the Partnership has sold two real property investments and dissolved two joint ventures as a result of the sale and/or disposition of the real property investments (see Note 6 of Notes to Financial Statements for additional information).

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

As of March 1, 1997, there were 39 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)

As of December 31, 1996, the Partnership owned directly or through a joint venture, the following four properties, all of which were owned in fee simple and, except for Glendale Center Shopping Mall ("Glendale"), were unencumbered by a mortgage. For complete details of the material terms of the encumbrance, refer to Note 4 in the Notes to Financial Statements.

                                                                  Net Leasable    Number of
            Property Name                      Location           Sq. Footage    Tenants (c)
-------------------------------------  ------------------------   ------------  ------------
Shopping Centers:
-----------------

Glendale Center Shopping Mall (50%)    Indianapolis, Indiana         653,353          55(2)

Shoppes of West Melbourne              West Melbourne, Florida       148,003          13(3)

Richmond Plaza Shopping Center (d)     Augusta, Georgia              170,963          20(2)

Office Buildings:
-----------------
Citrus Center                          Orlando, Florida              258,321          45(2)

-------  -----------------

 (a) For a discussion of operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

 (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) improvements and all improvements thereafter, over useful lives ranging from 18 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or Modified ACRS straight-line method. The Partnership's portion of real estate taxes for Glendale, Citrus Center, Shoppes of West Melbourne ("Shoppes") and Richmond Plaza Shopping Center ("Richmond") was $462,500, $400,100, $91,500, and $73,500,
      respectively, for the year ended December 31, 1996.

 (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the properties.

 (d) The net leasable square footage excludes an out-parcel of 26,770 square feet which is under a ground lease. The tenant under this lease, owns the improvements to this land.

The following table presents each of the Partnership properties' occupancy rates as of December 31 for each of the last five years:

 Property Name      1996      1995     1994     1993     1992
---------------   --------  -------- -------- -------- --------
Citrus Center       97%       99%      96%      81%      80%

Glendale            91%       93%      93%      87%      92%

Shoppes             97%       97%      93%      94%      98%

Richmond            93%       97%      94%      92%      87%

The amounts in the following table represent each of the Partnership properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:

 Property Name      1996      1995     1994     1993     1992
---------------   --------  -------- -------- -------- --------
Citrus Center      $14.64    $14.22   $13.81   $12.98   $11.60

Glendale           $ 5.66    $ 5.48   $ 5.55   $ 4.95   $ 5.47

Shoppes            $ 8.33    $ 8.15   $ 7.84   $ 7.94   $ 8.12

Richmond           $ 7.24    $ 7.49   $ 5.92   $ 6.63   $ 4.90

-------  ----------

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at each of the Partnership's properties:


                                   Partnership's Share of per                   Percentage
                                   annum Base Rents (a) for                       of Net         Renewal
                                   --------------------------                    Leasable        Options
                                                 Final Twelve   Expiration        Square         (Renewal
                                                  Months of       Date of         Footage        Options/
                                      1997          Lease          Lease         Occupied          Years
                                   ----------    ------------   ----------       ---------      -----------
Citrus Center
-------------

Akerman, Senterfitt &
 Eidson
 (legal services)                  $810,900        $996,300       12/31/05          18%              None
Citrus Club
 (dining/health club)              $231,300        $234,200        1/14/02          11%              None
   club)

Glendale (50%)
--------------

L. S. Ayres & Co.                                                                                    1/18
 (department store)                $194,100        $194,100        1/31/01          36%              3/30

Lazarus                                                                                              1/18
 (department store)                $128,700        $128,700        1/31/01          25%              3/30

Shoppes
-------

Marshall's
 (discount department              $140,600        $140,600        1/31/00          15%               2/5
 store)
Service Merchandise
 (department store)                $312,500        $312,500        2/28/05          34%               6/5
Books A Million
 (book store)                      $281,800        $281,800        9/30/04          23%               6/5


Richmond
--------

Kroger
 (supermarket)                     $259,600        $272,700       12/31/04          28%               2/5
Service Merchandise
 (department store)                $255,000        $255,000       12/28/08          31%               6/5



     (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1997 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2006:

                                                  Base Rents in
                 Number                               Year of       % of Total Base
     Year      of Tenants         Square Feet     Expiration (a)       Rents(b)
     ------------------------------------------------------------------------------
     1997           18               72,793         $  456,100            5.96%
     1998           18               37,595         $  314,500            4.38%
     1999           21               71,310         $  685,500           10.41%
     2000           17               92,371         $  528,900            9.82%
     2001           18              434,059         $  422,000            9.33%
     2002           12               80,764         $  369,200           10.17%
     2003            6               18,713         $  106,200            3.37%
     2004            9              106,514         $  607,900           21.24%
     2005            5              118,928         $1,185,200           63.29%
     2006            7               35,753         $  153,700           31.13%

     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

     (a) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1996. Ordinary routine litigation incidental to the business which is not deemed material was pursued during the quarter ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)  None.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------   ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1997, there were 9,990 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                        For the Years Ended December 31,
                          ---------------------------------------------------------------
                             1996        1995         1994         1993          1992
------------------------------------------------------------------------------------------
Total revenues            $12,027,300 $11,974,000  $24,235,100 $ 18,092,500  $ 17,927,500
Net income (loss)         $   829,500 $(5,608,600) $19,429,400 $ (3,026,100) $   (244,500)
Net income (loss)
 allocated to Limited
 Partners                 $   395,400 $(5,907,500) $19,160,300 $ (2,995,800) $   (287,200)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (100,000 Units
 outstanding)(a)          $      3.95 $    (59.08) $    191.60 $     (29.96) $      (2.87)
Total assets              $66,389,400 $70,894,100  $78,938,800 $123,388,300  $114,608,400
Mortgage loan(s) payable  $ 7,339,500 $ 8,039,400  $ 6,650,000 $ 60,212,600  $ 48,981,600
Distributions to Limited
 Partners per Unit
 (100,000 Units
 outstanding)(b)          $     41.50 $     35.00  $    100.50         None  $       5.62
Return of capital to
 Limited Partners per
 Unit (100,000 Units
 outstanding)(c)          $     37.55 $     35.00         None         None  $       5.62
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $49,782,100 $54,231,400  $62,932,400 $102,238,200  $101,280,100
Number of real property
 interests owned at
 December 31                        4           4            4            7             7
------------------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          ----------------------------------------------------------------
                             1996         1995          1994         1993         1992
-------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement)(a)            $ 5,240,400  $ 5,345,700  $  4,869,100  $ 5,278,600  $ 4,803,200
Items of reconciliation:
Principal payments on
 mortgage loan(s)
 payable                      699,900      460,600       359,200    1,176,200      326,900
Changes in current
 assets and liabilities:
Decrease (increase) in
 current assets               133,600     (112,900)      496,500      750,200      (46,100)
(Decrease) increase in
 current liabilities         (131,700)    (288,400)     (399,200)     473,000      238,600
-------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $ 5,942,200  $ 5,405,000  $  5,325,600  $ 7,678,000  $ 5,322,600
-------------------------------------------------------------------------------------------
Net cash (used for)
 provided by investing
 activities               $  (570,500) $(2,748,500) $ 40,606,400  $(5,028,200) $ 3,587,800
-------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(5,202,500) $(2,217,600) $(50,007,500) $(5,701,400) $(3,458,100)
-------------------------------------------------------------------------------------------

(a) Cash Flow is defined in the Partnership Agreement as Partnership revenues earned from operations (excluding tenant deposits and proceeds from the sale, disposition or financing of any Partnership properties or the refinancing of any Partnership indebtedness), minus all expenses incurred (including Operating Expenses, payments of principal (other than balloon payments of principal out of Offering Proceeds) and interest on any Partnership indebtedness, and any reserves of revenues from operations deemed reasonably necessary by the Managing General Partner), except depreciation and amortization expenses and capital expenditures, lease acquisition expenditures made from Offering proceeds and the General Partners' Partnership Management Fee.

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

The Partnership commenced the Offering of Units in June 1983 and terminated the Offering in October 1983 upon the sale of 100,000 Units. From July 1984 through May 1986, the Partnership purchased eight property investments, three of which are 50% joint venture interests and one of which was a 50% joint venture interest until January 1993 when the Partnership purchased the remaining 50% joint venture interest from an Affiliated partnership.

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1996, the Partnership has sold two real property investments and liquidated two joint venture investments.

Despite improved operating results, the Partnership continues to face uncertainty as to the realization of its carrying basis of its 50% interest in Glendale Center Shopping Mall ("Glendale"). Increased competition in the regional area has resulted in a continued reduction in sales at the two anchor tenants as well as the specialty tenants at Glendale. In addition, planned improvements and expansions of anchor tenant space at competing malls has had and continues to have a negative impact on the performance of Glendale's tenants. The leases of the two anchor tenants at Glendale expire in January 2001. There is a significant amount of uncertainty as to whether either or both of these tenants will exercise their renewal options. The loss of the anchor tenants without suitable replacements would result in the loss of many of the specialty tenants pursuant to contingency provisions within many of their respective leases. The Managing General Partner is pursuing alternative tenants as well as exploring other potential options for Glendale. During 1996, the Managing General Partner tested the marketplace for the possible sale of the property. During 1997, alternatives for Glendale will continue to be evaluated. Based on the risk of the loss of significant tenants, the increased competition, together with the limited market for the sale of Glendale, as of December 31, 1996, the Partnership has recorded a provision for value impairment in the amount of $2,700,000. The recording of the provisions for value impairment does not impact cash flows as defined by GAAP or Cash Flow (as defined in the Partnership Agreement).

OPERATIONS

The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1996, 1995 and 1994. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                                     Comparative Operating Results (a)
                                     For the Years Ended December 31,
                                     -----------------------------------
                                        1996        1995        1994
-------------------------------------------------------------------------
CITRUS CENTER
Rental revenues                      $4,891,600  $4,774,700  $ 4,261,500
-------------------------------------------------------------------------
Property net income (b)              $1,063,100  $1,250,000  $   631,000
-------------------------------------------------------------------------
Average occupancy                            98%         97%          86%
-------------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues                      $3,572,300  $3,529,400  $ 3,532,000
-------------------------------------------------------------------------
Property net income (c)              $  331,500  $   80,600  $   245,100
-------------------------------------------------------------------------
Average occupancy                            91%         92%          87%
-------------------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental revenues                      $1,332,500  $1,339,400  $ 1,287,900
-------------------------------------------------------------------------
Property net income (c)              $  867,100  $  753,900  $   566,700
-------------------------------------------------------------------------
Average occupancy                            95%         96%          93%
-------------------------------------------------------------------------
RICHMOND PLAZA
 SHOPPING CENTER
Rental revenues                      $1,384,800  $1,370,600  $ 1,222,500
-------------------------------------------------------------------------
Property net income                  $  733,600  $  739,700  $   637,500
-------------------------------------------------------------------------
Average occupancy                            92%         94%          92%
-------------------------------------------------------------------------
FASHION ATRIUM BUILDING (D)
Rental revenues                                              $ 1,676,800
-------------------------------------------------------------------------
Property net (loss)                                          $(1,124,400)
-------------------------------------------------------------------------
Average occupancy                                                     65%
-------------------------------------------------------------------------
EL PASO NATURAL
 GAS BUILDING (E)
Rental revenues                                              $ 1,003,400
-------------------------------------------------------------------------
Property net income                                          $   324,100
-------------------------------------------------------------------------
Average occupancy                                                    100%
-------------------------------------------------------------------------
TRIANGLE BUILDING (F)
Rental revenues                                              $   367,600
-------------------------------------------------------------------------
Property net (loss)                                          $   (59,200)
-------------------------------------------------------------------------
Average occupancy                                            $        87%
-------------------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

(b) Property net income for the year ended December 31, 1994 excludes an extraordinary (loss) on early extinguishment of debt of $(237,300).
(c) The property net income excludes provisions for value impairment cumulatively totaling $9,000,000 and $2,700,000 for Glendale and Shoppes of West Melbourne ("Shoppes"), respectively, which were recorded in the Statements of Income and Expenses for the years ended December 31, 1996 and/or 1995.
(d) On December 9, 1994, the Fashion Atrium Building ("Fashion Atrium ") was disposed of through the orderly conveyance of title to the mortgage holder. Property net (loss) for the year ended December 31, 1994 excludes (loss) on disposition of property of $(7,944,800) and an extraordinary gain on early extinguishment of debt of $8,808,600 (see Note 6 of Notes to Financial Statements for additional information).
(e) El Paso Natural Gas Building ("El Paso") was sold on April 6, 1994. The property net income excludes the gain on sale of $18,929,600 and a prepayment penalty of $(914,300) which was included as an extraordinary
    (loss) on early extinguishment of debt in the Statement of Income and Expenses for the year ended December 31, 1994 (for additional information see Note 6 of Notes to Financial Statements).
(f) Triangle Building ("Triangle") was sold on June 10, 1994. The property net
    (loss) excludes a (loss) on sale of the property of $(1,017,600) which was included in the Statement of Income and Expenses for the year ended December 31, 1994 (for additional information see Note 6 of Notes to Financial Statements).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership for the year ended December 31, 1996 improved by $6,438,100 when compared to the year ended December 31, 1995. The improvement was primarily due to the difference in provisions for value impairment taken during 1996 and 1995. Net income exclusive of provisions for value impairment increased by $138,100, which was primarily due to improved operating results at Glendale and Shoppes and decreased general and administrative expenses. The decrease in general and administrative expenses was primarily due to reduced expenditures for printing and mailing costs and to a lesser extent, legal expenses and taxes at the state and county level. The improvement in net results was partially offset by decreased interest income due to a decrease in rates available on the Partnerships short-term investments and a decrease in the operating results at Citrus Center.

Rental revenues increased by $167,000 or 1.5% for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The primary factors which caused the increase were increased base rental income at Citrus Center as a result of an increase in rental rates charged to new and renewing tenants and the 1996 receipt of payments as consideration for the early termination of tenants' leases at Glendale and Richmond Plaza Shopping Center ("Richmond"). These increases were partially offset by a decrease in percentage rent billings at Glendale.

Interest expense decreased by $114,800 for the years under comparison. The decrease was primarily due to a slight reduction in the variable interest rate as well as the effects of principal payments made during the last 24 months on the mortgage loan collateralized by Glendale.

Real estate tax expense increased by $82,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of 1995 receipts of refunds related to previously sold properties. Also contributing to the increase was the fact that 1995 taxes payable in 1996 at Glendale were greater than anticipated.

Property operating expenses increased by $66,700 for the years under comparison. The increase was primarily due to increased property management fees at Citrus Center which is the result of the portion of management fees that are capitalizable and amortizable as leasing costs being greater during 1995 than 1994. Partially offsetting the increase was a decrease in advertising and promotional costs at Citrus Center and Glendale and a decrease in management fees at Shoppes which was the result of an increase in 1996 in leasing fees paid to outside brokers capitalized and amortized over their respective lease terms.

Repairs and maintenance expense decreased by $24,500 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The primary factors which caused the decrease were: 1) decreased costs associated with the maintenance of the energy plant and the purchase of signs, which was the result of a 1995 electrical storm which struck and destroyed the main sign at Glendale, 2) decreased rubbish removal costs at Shoppes and 3) a reduction in the purchase of garage equipment at Citrus Center. The decreases were partially offset by increases in salaries at Citrus Center.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31,
1994
The disposition and sales of certain Partnership properties during 1994 and provisions for value impairment recorded in 1995 had a significant impact on the comparison of net income (loss) for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The Partnership recorded provisions for value impairment of $9,000,000 during the year ended December 31, 1995. During the year ended December 31, 1994, the Partnership disposed of Fashion Atrium and sold El Paso and Triangle. Properties disposed of and sold during 1994 accounted for net income (including operating results, net gains (losses) on sale or disposition of properties and extraordinary gain on early extinguishments of debt) of $17,002,000. The effects of the disposition and sales of Partnership properties accounted for significant decreases in rental income, interest expense, property operating expenses, depreciation and amortization expense, real estate tax expense, insurance expense and repairs and maintenance.

Excluding the effects on net income (loss) of disposed of and sold properties and provisions for value impairment, net income for the year ended December 31, 1995 increased by $964,300 when compared to the year ended December 31, 1994. The increase was primarily due to: 1) improved operating results at Shoppes, Richmond and Citrus Center; 2) increased interest income primarily due to an increase in rates available on the Partnership's short-term investments and 3) the absence of a $237,300 prepayment penalty included in the Statement of Income and Expenses for the year ended December 31, 1994. Partially offsetting the increase in net income was: 1) decreased operating results at Glendale and
2) increased general and administrative expense primarily due to increases in taxes paid, printing and mailing costs, salaries and legal fees, partially offset by decreases in accounting and data processing fees.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


The following comparative discussion includes the operating results of the Partnership's three remaining property investments and one joint venture investment.

Rental revenues increased by $710,200 or 6.9% for the year ended December 31, 1995 when compared to the year ended December 31, 1994. The primary factor which caused the increase in rental revenues was increases in the average occupancy rate and base rental rate charged to new and renewing tenants at Citrus Center, Richmond and Shoppes.

Interest expense decreased by $247,200 for the comparable periods primarily due to the 1994 payoffs of the mortgage loans collateralized by Citrus Center and Shoppes, partially offset by an increase in interest expense at Glendale. Although the average outstanding principal balance on the Glendale mortgage was lower in 1995 than 1994, the interest expense increased due to an increase in the average interest rate.

Insurance expense decreased by $55,400 for the year ended December 31, 1995 when compared to the year ended December 31, 1994. This decrease was primarily due to lower group rates on the Partnership's combined insurance coverage as a result of a minimal amount of claims made over the past several years.

Property operating expenses decreased by $53,900 for the years under comparison. This decrease was primarily due todecreased professional fees at Shoppes and Richmond and decreased promotional and advertising expenses and utilities at Glendale and Richmond. Partially offsetting the decrease in property operating expenses were increased utilities, salaries and professional fees at Citrus Center resulting from the increase in occupancy.

Real estate tax expense decreased by $17,600 for the year ended December 31, 1995 when compared to the year ended December 31, 1994 due to a decrease in real estate tax expense at Shoppes and Citrus Center resulting from a decrease in the assessed valuation of these properties for real estate tax purposes.

Repairs and maintenance expense increased by $20,000 for the comparable periods. The primary factors which caused the increase were: 1) increased roof repairs and supplies at Richmond and 2) increased repairs and maintenance salaries, cleaning supplies and uniforms and repairs made to the HVAC system, partially offset by decreased janitorial and plumbing services at Citrus Center. Partially offsetting the increase in repairs and maintenance expense were: 1) decreases in expenditures for snow removal and janitorial costs, partially offset by an increase in signage expenses at Glendale and 2) decreased expenses associated with patching, resurfacing and striping of the parking lot and repairs and maintenance salaries at Shoppes.

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

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protects the Partnership to some extent from increases in the rate of inflation. Certain of the lease clauses provide for: 1) rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined break-even amounts and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as defined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as defined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $105,300 for the year ended December 31, 1996 when compared to year ended December 31, 1995 was primarily due to increased principal payments on the mortgage loan collateralized by Glendale, partially offset by increased operating results at Glendale, exclusive of depreciation, amortization and provisions for value impairment, as previously discussed.

The increase of $169,200 in the Partnership's cash position during the year ended December 31, 1996 was primarily the result of net cash provided by operating activities exceeding payments made for capital and tenant improvements and leasing costs, principal payments on the mortgage loan payable and distributions paid to Partners. Liquid assets (including cash and cash equivalents) of the Partnership as of December 31, 1996 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $537,200 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to an increase in net income, exclusive of

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

depreciation, amortization and provisions for value impairment, as previously discussed, the timing of payment of expenses at Richmond and collection of tenant rental payments at Citrus Center partially offset by the timing of collection of tenant rental payments at Glendale and payment of expenses at Shoppes.

Net cash used for investing activities decreased by $2,178,000 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. This decrease was primarily the result of the reduction in payments for capital and tenant improvements and leasing costs. The Partnership maintains working capital reserves to pay for capital expenditures. During the year ended December 31, 1996, the Partnership spent $622,100 for capital and tenant improvements and leasing costs and has budgeted to spend approximately $1,125,000 during 1997. Of the budgeted amount, approximately $550,000, $275,000, $175,000 and $125,000 relates to anticipated improvement and leasing costs expected to be incurred at Glendale, Citrus Center, Richmond and Shoppes, respectively. Actual amounts expended may vary depending on a number of factors including actual leasing activity, the Sale of a Partnership property and other market conditions throughout the year. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

The increase in net cash used for financing activities of $2,984,900 for the year ended December 31, 1996 when compared to the year ended December 31, 1995 was primarily due to: 1) the absence of net proceeds received from the refinancing of the mortgage loan collateralized by Glendale in 1995; 2) increased distributions paid to Partners in 1996 and 3) increased principal payments on the mortgage loan collateralized by Glendale.

The Managing General Partner continues to take a conservative approach to projections of future rental income and to maintain higher levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnerships properties during the next several years. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1996, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $629,300.

Distributions to Limited Partners for the quarter ended December 31, 1996 were declared in the amount of $1,050,000, or $10.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) DIRECTORS

    The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The Directors of FCFC, as of March 28, 1997, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1997.

        Name                                                Office
        ----                                                ------

    Samuel Zell.......................................Chairman of the Board
    Douglas Crocker II................................Director
    Sheli Z. Rosenberg................................Director

    Samuel Zell, 55, has been a Director of the Managing General Partner since 1983 (Chairman of the Board since December 1985) and is Chairman of the Board of Equity Financial and Management Company ("EFMC") and Equity Group Investments, Inc. ("EGI"), and is a trustee and beneficiary of a general partner of Equity Holdings Limited, an Illinois Limited Partnership, a privately owned investment partnership. He is also Chairman of the Board of Directors of Anixter International Inc, American Classic Voyages Co. and Manufactured Home Communities, Inc. ("MHC"). He is Chairman of the Board of Trustees of Equity Residential Properties Trust. He is a Director of Chart House Enterprises, Inc., Ramco Energy plc, TeleTech Holdings Inc., Quality Food Centers, Inc. ("QFC") and Sealy Corporation. He is Chairman of the Board of Directors and Chief Executive Officer of Capsure Holdings Corp. and Co-Chairman of the Board of Revco D.S., Inc.

    Douglas Crocker II, 56, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the General Partner. Mr. Crocker has been an Executive Vice President of EFMC since November 1992. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. He was President of Republic Savings Bank, F.S.B. ("Republic") from 1989 to June 1992 at which time the Resolution Trust Company took control of Republic. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc.

    Sheli Z. Rosenberg, 55, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of EFMC and EGI since November 1994; has been a Director of Great American Management and Investment, Inc. ("Great American") since June 1984 and is a Director of various subsidiaries of Great American. She is also a Director of Anixter International Inc., Capsure Holdings Corp., American Classic Voyages Co., Jacor Communications, Inc., Revco D.S., Inc., Sealy Corporation, QFC and MHC. She is also a trustee of Equity Residential Properties Trust. Ms. Rosenberg is a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the General Partner and certain of their Affiliates. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(b,c & e) EXECUTIVE OFFICERS

    The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 28, 1997 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

        Name                                               Office
        ----                                               ------

    Douglas Crocker II.....................President and Chief Executive Officer
    Gus J. Athas...........................Vice President
    Norman M. Field........................President - Finance and Treasurer

    PRESIDENT AND CEO - See Table of Directors above.

    Gus J. Athas, 60, has been Senior Vice President of the Managing General Partner since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Assistant Secretary of Great American since March 1995. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Falcon Building Products, Inc. since March 1994 and served as Vice President and Secretary from January 1994 to March 1994. Mr. Athas has served as Senior Vice President, General Counsel and Secretary of Eagle Industries, Inc. ("Eagle") since May 1993. From September 1992 to May 1993, Mr. Athas was Vice President, General Counsel and Secretary of Eagle. From November 1987 to September 1992, Mr. Athas served as Vice President, General Counsel and Assistant Secretary of Eagle.

    Norman M. Field, 48, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995. Mr. Field has been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d) FAMILY RELATIONSHIPS

    There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

    With the exception of the bankruptcy matter disclosed under Items 10 (a),
    (b), (c) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1996. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner. For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1997, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 100,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1997 the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, did not own any Units.

(c) None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Managing General Partner or Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the Managing General Partner or Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. In the event the Partnership leases properties on a long-term net basis (10 years or more), the maximum property management fee from such leases shall be 1% of the gross revenues from such properties, except that the Partnership may also pay the Managing General Partner or Affiliates a one time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original term of the lease. For the year ended December 31, 1996, these Affiliates were entitled to leasing, supervisory and property management fees of $762,500. In addition, other Affiliates of the Managing General Partner was entitled to receive $163,800 as reimbursements for insurance, personnel and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of $75,300 was due to Affiliates as of December 31, 1996.

    As of December 31, 1996, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. The total of all real estate commissions incurred in connection with the sale of the Partnership's properties shall not exceed the lesser of the compensation customarily charged in arm's-length transactions or 6% of the sales price of the property. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which

--------  ----------------------------------------------

    has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

    Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease for office space at Citrus Center. During the year ended December 31, 1996, Firstate paid $266,400 in rent to the Partnership. The rent paid by Firstate is comparable to that paid by other tenants at Citrus Center.

    In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1996, the General Partners were entitled to a Partnership Management Fee of $461,100, and allocated Net Profits of $434,100, which included a (loss) from provision for value impairments of $(27,000).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Sheli Z. Rosenberg, President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and a Director of the Managing General Partner since September 1983, is a Principal of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Rosenberg earned legal fees of $73,800 for the year ended December 31, 1996.

(c) No management person is indebted to the Partnership.

(d) None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

    There were no reports filed on Form 8-K for the quarter ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                         BY:  FIRST CAPITAL FINANCIAL CORPORATION
                              MANAGING GENERAL PARTNER

Dated:    March 28, 1997   By:  /s/ DOUGLAS CROCKER II
          --------------        -------------------------------------
                                    DOUGLAS CROCKER II
                                President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ SAMUEL ZELL            March 28, 1997        Chairman of the Board
------------------------   --------------        and Director of the Managing General Partner
    SAMUEL ZELL

/s/ DOUGLAS CROCKER II     March 28, 1997        President, Chief Executive Officer and
------------------------   --------------        Director of the Managing General Partner
    DOUGLAS CROCKER II

/s/ SHELI Z. ROSENBERG     March 28, 1997        Director of the Managing General Partner
------------------------   --------------
    SHELI Z. ROSENBERG

/s/ GUS J. ATHAS           March 28, 1997        Senior Vice President
------------------------   --------------
    GUS J. ATHAS

/s/ NORMAN M. FIELD        March 28, 1997        Vice President - Finance and Treasurer
------------------------   --------------
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
                                                                 ---------------
Report of Independent Auditors                                         A-2

Balance Sheets as of December 31, 1996 and 1995                        A-3

Statements of Partners' Capital for the Years
Ended December 31, 1996, 1995, 1994                                    A-3

Statements of Income and Expenses for the Years
Ended December 31, 1996, 1995, 1994                                    A-4

Statements of Cash Flows for the Years Ended
December 31, 1996, 1995, 1994                                          A-4

Notes to Financial Statements                                      A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
December 31, 1996                                                  A-8 and A-9

All other schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-30 of the Partnership's definitive Prospectus dated May 24, 1983; Registration Statement No. 2-82357, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders

The 1995 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                        REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series IX
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series IX as of December 31, 1996 and 1995, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1996, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series IX at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        Ernst & Young LLP


Chicago, Illinois
March 14, 1997

BALANCE SHEETS
December 31, 1996 and 1995
(All dollars rounded to nearest 00s)

                                                        1996         1995
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $12,472,900  $12,472,900
 Buildings and improvements                           56,754,100   58,832,000
------------------------------------------------------------------------------
                                                      69,227,000   71,304,900
 Accumulated depreciation and amortization           (19,444,900) (17,073,500)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                       49,782,100   54,231,400
Cash and cash equivalents                             15,693,500   15,524,300
Rents receivable                                         606,800      708,300
Escrow deposits                                           19,600       71,200
Other assets (primarily loan acquisition costs, net
 of accumulated amortization of $154,400 and
 $115,000, respectively)                                 287,400      358,900
------------------------------------------------------------------------------
                                                     $66,389,400  $70,894,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 7,339,500  $ 8,039,400
 Accounts payable and accrued expenses                   883,100    1,034,800
 Due to Affiliates                                       123,800       17,200
 Security deposits                                       144,600      147,200
 Distributions payable                                 1,166,700    1,055,600
 Other liabilities                                        58,500      145,100
------------------------------------------------------------------------------
                                                       9,716,200   10,439,300
------------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                             (117,000)     (90,000)
 Limited Partners (100,000 Units issued and
  outstanding)                                        56,790,200   60,544,800
------------------------------------------------------------------------------
                                                      56,673,200   60,454,800
------------------------------------------------------------------------------
                                                     $66,389,400  $70,894,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1994                           $(41,300)  $60,842,000  $60,800,700
Net income for the year ended December
 31, 1994                                    269,100   19,160,300   19,429,400
Distributions for the year ended December
 31, 1994                                   (227,800) (10,050,000) (10,277,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1994               0   69,952,300   69,952,300
Net income (loss) for the year ended
 December 31, 1995                           298,900   (5,907,500)  (5,608,600)
Distributions for the year ended December
 31, 1995                                   (388,900)  (3,500,000)  (3,888,900)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1995                                        (90,000)  60,544,800   60,454,800
Net income for the year ended December
 31, 1996                                    434,100      395,400      829,500
Distributions for the year ended December
 31, 1996                                   (461,100)  (4,150,000)  (4,611,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                      $(117,000) $56,790,200  $56,673,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s except per Unit amounts)

                                              1996         1995         1994
---------------------------------------------------------------------------------
Income:
 Rental                                    $11,181,100  $11,014,100  $13,351,700
 Interest                                      846,200      959,900      916,200
 Net gain on sale or disposition of
  properties                                                           9,967,200
---------------------------------------------------------------------------------
                                            12,027,300   11,974,000   24,235,100
---------------------------------------------------------------------------------
Expenses:
 Interest                                      777,300      892,100    2,471,500
 Depreciation and amortization               2,410,800    2,414,900    2,904,500
 Property operating:
 Affiliates                                    819,200      643,200      758,400
 Nonaffiliates                               1,848,800    1,958,100    2,590,100
 Real estate taxes                           1,027,600      945,500    1,780,900
 Insurance--Affiliate                          122,900      104,500      185,200
 Repairs and maintenance                     1,172,500    1,197,000    1,483,500
 General and administrative:
 Affiliates                                     54,300       75,600       96,300
 Nonaffiliates                                 264,400      351,700      192,300
 Provisions for value impairment             2,700,000    9,000,000
---------------------------------------------------------------------------------
                                            11,197,800   17,582,600   12,462,700
---------------------------------------------------------------------------------
Net income (loss) before extraordinary
 gain on early extinguishments of debt         829,500   (5,608,600)  11,772,400
Extraordinary gain on early
 extinguishments of debt                                               7,657,000
---------------------------------------------------------------------------------
Net income (loss)                          $   829,500  $(5,608,600) $19,429,400
---------------------------------------------------------------------------------
Net income allocated to General Partners   $   434,100  $   298,900  $   269,100
---------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners                                  $   395,400  $(5,907,500) $19,160,300
---------------------------------------------------------------------------------
Net income (loss) before extraordinary
 gain on early extinguishments of debt
 allocated to Limited Partners per Unit
 (100,000 Units outstanding)               $      3.95  $    (59.08) $    117.72
---------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (100,000 Units
 outstanding)                              $      3.95  $    (59.08) $    191.60
---------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1996, 1995 and 1994
(All dollars rounded to nearest 00s)

                                              1996         1995         1994
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                         $   829,500  $(5,608,600) $19,429,400
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
 Depreciation and amortization               2,410,800    2,414,900    2,904,500
 (Gain) on sale or disposition of
  properties                                                          (9,967,200)
 Provisions for value impairment             2,700,000    9,000,000
 Extraordinary (gain) on early
  extinguishments of debt                                             (7,657,000)
 Changes in assets and liabilities:
  Decrease in restricted cash                                            261,100
  Decrease (increase) in rents receivable      101,500      (36,700)     205,000
  Decrease (increase) in other assets           32,100      (76,200)      30,400
  (Decrease) increase in accounts payable
   and accrued expenses                       (151,700)    (178,500)     300,100
  Increase (decrease) in due to
   Affiliates                                  106,600     (108,000)     (80,300)
  (Decrease) in other liabilities              (86,600)      (1,900)    (100,400)
---------------------------------------------------------------------------------
   Net cash provided by operating
    activities                               5,942,200    5,405,000    5,325,600
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Net proceeds from the sale of properties                             44,329,600
 Payments for capital and tenant
  improvements                                (622,100)  (2,677,300)  (3,892,500)
 Maturity of restricted certificate of
  deposit                                                                 75,000
 Decrease (increase) in escrow deposits         51,600      (71,200)      94,300
---------------------------------------------------------------------------------
   Net cash (used for) provided by
    investing activities                      (570,500)  (2,748,500)  40,606,400
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                     (699,900)  (7,110,600) (38,903,800)
 Proceeds from mortgage loan payable                      8,500,000
 Prepayment costs on mortgage loans
  payable                                                             (1,151,600)
 Payment of loan acquisition costs                          (69,900)     (85,000)
 (Decrease) increase in security deposits       (2,600)      18,400     (311,500)
 Distributions paid to Partners             (4,500,000)  (3,555,500)  (9,555,600)
---------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                              (5,202,500)  (2,217,600) (50,007,500)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                   169,200      438,900   (4,075,500)
Cash and cash equivalents at the
 beginning of the year                      15,524,300   15,085,400   19,160,900
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                  $15,693,500  $15,524,300  $15,085,400
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year             $   777,300  $   942,100  $ 2,103,800
---------------------------------------------------------------------------------
 Non-cash financing activities:
 Mortgage loan assumed by purchaser                                  $ 2,218,800
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES IX
NOTES TO FINANCIAL STATEMENTS
December 31, 1996

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

The Partnership is not liable for Federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their income tax returns; therefore, no provision for income taxes is made in the financial statements of the Partnership. In addition, it is not practical for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts, allocated to land) on the straight-line method over their estimated useful lives. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of the respective lease. Maintenance and repairs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

During the first quarter of 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Standard"). The Standard established guidance for determining if the value of defined assets is impaired, and if so, how impairment losses should be measured and reported in the financial statements. Evaluation of the potential impairment of the value of the Partnership's assets is performed on an individual property basis. The Partnership has provided for provisions for properties affected during the current year. See Notes 7 for additional informaion.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale or disposition is also recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on certain property due to declines in market value. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1996 and 1995.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first,

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES IX to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1996, the General Partners were entitled to a Partnership Management Fee of $461,100, and allocated Net Profits of $434,100, which included a (loss) from provision for value impairment of $(27,000). For the year ended December 31, 1995, the General Partners were entitled to a Partnership Management Fee of $388,900, and allocated Net Profits of $298,900, which included a (loss) from provisions for value impairment of $(90,000). For the year ended December 31, 1994, the General Partners were entitled to a Partnership Management Fee of $227,800 and allocated Net Profits of $269,100, which included extraordinary (loss) on the early extinguishment of debt of $(17,000) and a gain from the sale or disposition of Partnership property of $58,300.

Fees and reimbursements paid and payable to Affiliates for the years ended December 31, 1996, 1995 and 1994 were as follows:

                               1996                 1995                  1994
                         ----------------- ----------------------- -------------------
                                                        Payable
                           Paid   Payable     Paid    (Receivable)    Paid    Payable
--------------------------------------------------------------------------------------
Real estate commission
 (a)                         None $ 48,500       None   $ 48,500         None $ 48,500
Property management and
 leasing fees            $650,700   71,000 $  711,500    (40,800)  $  728,200   70,900
Reimbursements of
 property insurance
 premiums, at cost        122,900     None    104,500       None      177,600     None
Reimbursements of
 expenses, at cost:
 --Accounting              32,700    3,200     28,200      7,000       28,100    4,200
 --Investor
  communication            12,300      500     23,500      2,200       15,400    1,600
 --Legal                   74,100     None    137,500        300      250,400     None
 --Other                      800      600       None       None         None     None
--------------------------------------------------------------------------------------
                         $893,500 $123,800 $1,005,200   $ 17,200   $1,199,700 $125,200
--------------------------------------------------------------------------------------

(a) As of December 31, 1996, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at Citrus Center. The lease expires in February, 2002. For the years ended December 31, 1996, 1995 and 1994, Firstate paid $266,400, $240,500 and
$232,600, respectively, in total rents. The rent per square foot paid by Firstate is comparable to that paid by other tenants at Citrus Center.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1996 was as follows:

                    1997        $ 7,649,300
                    1998          7,187,800
                    1999          6,585,700
                    2000          5,387,900
                    2001          4,522,400
                    Thereafter   12,431,100
                             --------------
                                $43,764,200
                             --------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1996, 1995 and 1994 were $336,000, $385,500 and $252,500, respectively.

4. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at December 31, 1996 and 1995 consisted of the following non-recourse loan:

                          Principal  Principal                                Estimated
  Property Pledged as     Balance at Balance at Interest   Maturity Periodic   Balloon
       Collateral          12/31/96   12/31/95    Rate       Date   Payment    Payment
-------------------------------------------------------------------------------------------
Glendale Center Shopping
 Mall (a)                 $7,339,500 $8,039,400   9.97%(b) 01/01/99      (c)  $6,045,800(c)
-------------------------------------------------------------------------------------------

(a) This property is owned through a joint venture. Amounts represent the Partnership's share of the liability and are not the total amount by which the property is encumbered.

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES IX
(b) This interest rate represents the weighted average for the year ended December 31, 1996. The interest rate is subject to change in accordance with the provisions of the loan agreement. As of December 31, 1996, the interest rate on the Glendale Center Shopping Mall ("Glendale") loan was 10.0937%.
(c) The interest rate on this loan is variable at LIBOR plus 4.5% with interest payable monthly. Monthly payments of principal are made based on an 11-year amortization using an interest rate of 9.5%. The joint venture is required to pay annually additional principal equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year starting on March 31, 1996. Additionally, certain debt coverage requirements (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks would require additional principal payments. The additional principal payment that the joint venture is required to pay for the 1996 calendar year is $250,800, of which the Partnership's share is $125,400. The additional principal payment that the joint venture was required to pay for the 1995 calendar year was $387,400, of which the Partnership's share was $193,700.

Amortization of scheduled mortgage loan principal payments for the remaining term of the Glendale loan:

                    1997  $  681,900
                    1998     611,800
                    1999   6,045,800
                             -------
                          $7,339,500
                             -------

5. INCOME TAX:

The Partnership utilizes the accrual basis of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors for financial statement purposes. The net effect of these accounting differences for the year ended December 31, 1996 was that the net results for financial statement purposes were $2,432,800 less than the net results for tax reporting purposes. The aggregate cost for federal income tax purposes at December 31, 1996 was $76,835,400.

6. PROPERTY SALES/DISPOSITIONS:

On April 6, 1994 First Capital Kayser Center, the joint venture ("Joint Venture") which owned El Paso Natural Gas Building, sold the property for a sale price of $88,450,000. The outstanding indebtedness on this property of $42,757,000 was satisfied at closing. The Joint Venture incurred selling expenses of $3,743,300, of which $1,828,600 related to a prepayment penalty on the early extinguishment of debt. The Partnership's share of these amounts was $1,871,600 and $914,300, respectively. The Joint Venture received net sale proceeds, prior to satisfaction of the mortgage on the property, of $84,706,700, of which the Partnership's share was $42,353,400. The net gain, reported by the Partnership for financial statement purposes was $18,929,600.

On June 10, 1994, the Partnership sold the Triangle Office Building, located in Atlanta, Georgia, for a sale price of $3,420,000. The Partnership incurred selling expenses of $89,800. The outstanding indebtedness on this property of $2,218,800 was assumed, without recourse to the Partnership, by the buyer at closing. The Partnership received net sale proceeds of $1,111,400. The (loss) to the Partnership for financial statement purposes in connection with this sale was $(5,017,600) of which $(4,000,000) was recorded in 1992 as a provision for value impairment.

On December 9, 1994, the joint venture which owned Fashion Atrium, in which the Partnership had a 50% interest, transferred title to Fashion Atrium to the mortgage holder through an orderly conveyance of title within the context of a pre-packaged Chapter 11 bankruptcy plan filed on October 14, 1994 in the United States Bankruptcy Court for the Southern District of New York. The disposition of Fashion Atrium relieved the Partnership of its share of the obligation under the nonrecourse mortgage loan collateralized by the property as well as any interest in the assets therein, with the exception of the rights to real estate tax refunds that may be received for the fiscal years 1992 and 1993. The total
(loss), for financial statement purposes, to the Partnership in connection with the disposition of Fashion Atrium was $(13,444,800) of which $(5,500,000) was recorded in 1993 as a provision for value impairment. This (loss) represented the net book value of the property (prior to any provision for value impairment) in excess of its estimated fair market value. In addition, in 1994, the Partnership also recorded an extraordinary gain on extinguishment of debt in connection with the disposition of the Fashion Atrium of $8,808,600 for financial statement purposes. This extraordinary gain on extinguishment of debt represented the excess property indebtedness over the estimated fair market value of the property.

All of the above sales were all-cash transactions (with the exception of Fashion Atrium), with no further involvement on the part of the Partnership.

7. PROVISIONS FOR VALUE IMPAIRMENT:

As a result of the effects of increased competition and uncertainty as to the retention of the two anchor tenants at Glendale, the Partnership is recognizing a provision for value impairment on its investment in Glendale as of December 31, 1996. During 1995, the Partnership, recognizing depressed economic conditions in the retail industry, together with regional factors affecting the Partnership's retail properties, adjusted the carrying bases of Glendale and Shoppes of West Melbourne through the recording of provisions for value impairment of $6,300,000 and $2,700,000, respectively.

The following is a summary of the provisions for value impairment reported by the Partnership for the years ended December 31, 1996 and 1995:

             Property                      1996       1995
                  --------------------------------------------
             Glendale Center Shopping
              Mall                      $2,700,000 $ 6,300,000
             Shoppes of West Melbourne               2,700,000
                  --------------------------------------------
                                        $2,700,000  $9,000,000
                  --------------------------------------------

The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement).The provisions for value impairment are a material fourth quarter adjustment pursuant to Accounting Principles Board Opinion No. 28, Interim Financial Reporting. No other material adjustments were made in the fourth quarters.

              FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996


     Column A          Colume B            Column C                   Column D                            Column E
------------------    ----------  -------------------------   -------------------------  ------------------------------------------
                                         Initial cost             Costs capitalized                Gross amount at which
                                      to Partnership (1)      subsequent to acquisition          carried at close of period
                                  -------------------------   -------------------------  ------------------------------------------
                                                 Buildings                                              Buildings
                                                    and                                                    and
                        Encum-                   Improve-      Improve-      Carrying                   Improve-
   Description          brances       Land         ments         ments       Costs (2)      Land          ments      Total (3)(4)
------------------    ----------  -----------   -----------   -----------   -----------  -----------   -----------  ---------------
Shopping Centers:
-----------------
Glendale Center
  Shopping Mall
  (Indianapolis, IN)
  (50% Interest)      $7,339,500  $ 4,932,600   $18,556,900   $ 2,324,100    $ 67,600   $ 2,887,600 (7) $13,993,600 $16,881,200 (8)

Shoppes of West
  Melbourne (West
  Melbourne, FL)                    4,133,000     8,782,800       911,900     222,800     2,954,300       8,396,200  11,350,500 (10)

Richmond Plaza
  Shopping Center
  (Augusta, GA)                     2,152,300     7,630,900     1,139,900      56,900     2,156,000       8,824,000  10,980,000

Office Building:
-----------------
Citrus Center
  (f/k/a Firstate
  Tower) (Orlando,
  FL)                               4,475,000    18,113,100     7,339,600      87,600     4,475,000      25,540,300  30,015,300
                      ----------  -----------   -----------   -----------    --------   -----------     ----------- -----------
                      $7,339,500  $15,692,900   $53,083,700   $11,715,500    $434,900   $12,472,900     $56,754,100 $69,227,000
                      ==========  ===========   ===========   ===========    ========   ===========     =========== ===========

                                    Column F           Column G          Column H        Column I
                                  ------------        ----------        ----------      -----------
                                                                                          Life on
                                                                                           which
                                                                                         deprecia-
                                                                                        tion in lat-
                                    Accumu-                                              est income
                                     lated              Date of                          statements
                                   Deprecia-           construc-           Date           is com-
   Description                      tion (3)             tion            Acquired          puted
------------------                ------------        ----------        ----------      -----------
Shopping Centers:
-----------------
Glendale Center
  Shopping Mall
  (Indianapolis, IN)                                                                       35 (5)
  (50% Interest)                  $ 6,340,800           1958 (9)        May 1985          3-13 (6)

Shoppes of West
  Melbourne (West                                                                          35 (5)
  Melbourne, FL)                    2,611,300           1984            Nov. 1985         3-13 (6)

Richmond Plaza
  Shopping Center                                                                          35 (5)
  (Augusta, GA)                     2,811,200           1980            Sept. 1984        3-13 (6)

Office Building:
-----------------
Citrus Center
  (f/k/a Firstate
  Tower) (Orlando,                                                                         35 (5)
  FL)                               7,681,600           1971            May 1986          2-10 (6)
                                  -----------
                                  $19,444,900
                                  ===========


                       See notes on the following page.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             NOTES TO SCHEDULE III

Note 1. Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3. The following is a reconciliation of activity in columns E and F.

                     December 31, 1996              December 31, 1995            December 31, 1994
                 --------------------------    --------------------------    --------------------------
                               Accumulated                   Accumulated                   Accumulated
                    Cost       Depreciation       Cost       Depreciation        Cost      Depreciation
                 -----------   ------------    -----------   ------------    ------------  ------------
Balance
 at the
 beginning
 of the year     $71,304,900    $17,073,500    $77,627,600    $14,695,200    $129,477,700   $27,239,500

Additions
 during the
 year:

Acquisition of
 commercial
 rental
 property (11)

Improvements         622,100                                                    3,892,500

Provisions
 for deprec-
 iation and
 amortization                     2,371,400      2,677,300      2,378,300                     2,851,200

Deductions
 during the
 year:

Cost of real
 estate sold
 or disposed                                                                  (55,742,600)

Accumulated
 depreciation
 on real estate
 sold or disposed                                                                           (15,395,500)

Provisions
 for value
 impairment       (2,700,000)                   (9,000,000)
                 -----------    -----------    -----------    -----------    ------------   -----------

Balance at
 end of
 the year        $69,227,000    $19,444,900    $71,304,900    $17,073,500    $ 77,627,600   $14,695,200
                 ===========    ===========    ===========    ===========    ============   ===========

Note 4.  The aggregate cost for Federal income tax purposes is $76,835,400.

Note 5.  Estimated useful life for building.

Note 6.  Estimated useful life for improvements.

Note 7. A parcel of land at Glendale Shopping Center was sold on October 9, 1992. The basis of the land was approximately $59,400.

Note 8.  Includes provisions for value impairment of $9,000,000.

Note 9.  Renovated in 1983 and 1984.

Note 10. Includes a provision for value impairment of $2,700,000.