Form 10-Q
period 1997-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1997-05-15
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                      March 31, 1997
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from____________________ to ______________________

    Commission File Number                         0-12946
                           -----------------------------------------------------


              First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                             59-2255857
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago,  Illinois       60606-2607
---------------------------------------------------------   --------------------
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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  March 31,
                                                     1997      December 31,
                                                 (Unaudited)       1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 12,472,900  $ 12,472,900
 Buildings and improvements                        56,756,200    56,754,100
----------------------------------------------------------------------------
                                                   69,229,100    69,227,000
Accumulated depreciation and amortization         (20,043,100)  (19,444,900)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    49,186,000    49,782,100
Cash and cash equivalents                          10,437,800    15,693,500
Investments in debt securities                      5,784,900
Rents receivable                                      600,000       606,800
Escrow deposits                                        41,600        19,600
Other assets (including loan acquisition costs,
 net of accumulated amortization of $85,900 and
 $76,000, respectively)                               225,800       287,400
----------------------------------------------------------------------------
                                                 $ 66,276,100  $ 66,389,400
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                           $  7,079,800  $  7,339,500
 Accounts payable and accrued expenses              1,155,600       883,100
 Due to Affiliates                                     90,000       123,800
 Distributions payable                              1,166,700     1,166,700
 Security deposits                                    146,700       144,600
 Other liabilities                                    251,900        58,500
----------------------------------------------------------------------------
                                                    9,890,700     9,716,200
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (117,000)     (117,000)
 Limited Partners (100,000 Units issued and
  outstanding)                                     56,502,400    56,790,200
----------------------------------------------------------------------------
                                                   56,385,400    56,673,200
----------------------------------------------------------------------------
                                                 $ 66,276,100  $ 66,389,400
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners    Partners       Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                        $ (90,000) $60,544,800  $60,454,800
Net income for the year ended
 December 31, 1996                        434,100      395,400      829,500
Distributions for the year ended
 December 31, 1996                       (461,100)  (4,150,000)  (4,611,100)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                       (117,000)  56,790,200   56,673,200
Net income for the quarter ended March
 31, 1997                                 116,700      762,200      878,900
Distributions for the quarter ended
 March 31, 1997                          (116,700)  (1,050,000)  (1,166,700)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 March 31, 1997                         $(117,000) $56,502,400  $56,385,400
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $2,793,000 $2,835,900
 Interest                                             204,000    203,900
------------------------------------------------------------------------
                                                    2,997,000  3,039,800
------------------------------------------------------------------------
Expenses:
 Interest                                             182,100    202,200
 Depreciation and amortization                        608,100    592,200
 Property operating:
  Affiliates                                          112,700    205,100
  Nonaffiliates                                       552,000    451,800
 Real estate taxes                                    261,000    247,300
 Insurance--Affiliate                                  31,700     30,800
 Repairs and maintenance                              296,400    309,400
 General and administrative:
  Affiliates                                           10,300     30,700
  Nonaffiliates                                        63,800     77,600
------------------------------------------------------------------------
                                                    2,118,100  2,147,100
------------------------------------------------------------------------
Net income                                         $  878,900 $  892,700
------------------------------------------------------------------------
Net income allocated to General Partners           $  116,700 $  111,100
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  762,200 $  781,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     7.62 $     7.82
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1997         1996
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $   878,900  $   892,700
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         608,100      592,200
  Changes in assets and liabilities:
   Decrease (increase) in rents receivable                6,800      (12,100)
   Decrease in other assets                              51,700       16,700
   Increase (decrease) in accounts payable and
    accrued expenses                                    272,500       (3,000)
   (Decrease) increase in due to Affiliates             (33,800)     127,600
   Increase (decrease) in other liabilities             193,400      (55,100)
-----------------------------------------------------------------------------
    Net cash provided by operating activities         1,977,600    1,559,000
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (2,100)    (275,700)
 (Increase) in investments in debt securities        (5,784,900)
 (Increase) decrease in escrow deposits                 (22,000)      35,100
-----------------------------------------------------------------------------
    Net cash (used for) investing activities         (5,809,000)    (240,600)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable           (259,700)    (315,800)
 Distributions paid to Partners                      (1,166,700)  (1,055,600)
 Increase (decrease) in security deposits                 2,100         (900)
-----------------------------------------------------------------------------
    Net cash (used for) financing activities         (1,424,300)  (1,372,300)
-----------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents          (5,255,700)     (53,900)
Cash and cash equivalents at the beginning of the
 period                                              15,693,500   15,524,300
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $10,437,800  $15,470,400
-----------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                    $   182,100  $   202,200
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

The Partnership evaluates its rental properties when conditions exist which may indicate that it is possible that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying value. Upon determination that an impairment has occurred, the carrying basis in the rental property is reduced to fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of obligations of the United States government totaling $5,784,900 and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements. These reclassifications have no effect on net income or Partners' (deficit) capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1997 and 1996, the General Partners were entitled to a Partnership Management Fee, and accordingly, allocated Net Profits from operations, of $116,700 and $111,100, respectively.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/(from) Affiliates during the quarter ended March 31, 1997 were as follows:

                                                                  Payable
                                                         Paid   (Receivable)
----------------------------------------------------------------------------
Property management and leasing fees (b)               $168,500   $(6,000)
Reimbursement of property insurance premiums, at cost      None    31,700
Real estate commission (a)                                 None    48,500
Reimbursement of expenses, at cost:
 --Accounting                                             3,000     5,000
 --Investor communications                                1,000     1,500
 --Legal                                                 16,000     9,300
----------------------------------------------------------------------------
                                                       $188,500   $90,000
----------------------------------------------------------------------------

(a) As of March 31, 1997, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.
(b) Effective on December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers, sold its interest in the property management agreements to an unrelated party. The payments included in the above table relate to asset management services and prior period's property management fees.

Firstate Financial A Savings Bank ("Firstate"), owned by an Affiliate of the Managing General Partner, is obligated to the Partnership under a lease of office space at Citrus Center. The lease expires in February 2002. For the three months ended March 31, 1997, Firstate paid $79,300 in total rents. The per square foot rent paid by Firstate is comparable to that paid by other tenants at Citrus Center. In April 1997, Firstate was sold by the Affiliate of the Managing General Partner to an unaffiliated party. The terms of Firstate's lease remain unchanged.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at March 31, 1997 and December 31, 1996 consisted of the following nonrecourse loan:

                                       Partnership's Share   Average
                                     of Principal Balance at Interest Maturity
Property Pledged as Collateral         3/31/97    12/31/96   Rate (a)   Date
------------------------------------------------------------------------------
Glendale Center Shopping Mall (50%)  $ 7,079,800 $ 7,339,500   9.98%   1/1/99
------------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the three months ended March 31, 1997. The interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of March 31, 1997, the interest rate on this loan was 9.94%.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's Annual Report for the year ended December 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                          Comparative
                     Operating Results (a)
                              For
                      the Quarters Ended
                      3/31/97    3/31/96
------------------------------------------
CITRUS CENTER
Rental revenues      $1,242,200 $1,263,100
------------------------------------------
Property net income  $  346,900 $  296,200
------------------------------------------
Average occupancy           97%        99%
------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues      $  869,000 $  895,400
------------------------------------------
Property net income  $   22,100 $  109,500
------------------------------------------
Average occupancy           91%        91%
------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental revenues      $  357,200 $  350,600
------------------------------------------
Property net income  $  225,600 $  230,200
------------------------------------------
Average occupancy           97%        96%
------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental revenues      $  324,600 $  326,800
------------------------------------------
Property net income  $  154,900 $  161,800
------------------------------------------
Average occupancy           92%        93%
------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Net income for the Partnership for the three months ended March 31, 1997 decreased by $13,800 when compared to the three months ended March 31, 1996. The decrease was primarily due to diminished operating results at Glendale Center Shopping Mall ("Glendale") and to a lesser extent at Shoppes of West Melbourne ("Shoppes") and Richmond Plaza Shopping Center ("Richmond"). The decrease was partially offset by improved operating results at Citrus Center and decreased general & administrative expenses. The decrease in general & administrative expenses was primarily due to reduced expenditures for accounting services, personnel costs and legal fees.

Rental revenues decreased by $42,900 or 1.5% for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily the result of a decrease in percentage rent at Glendale which is the result of lower tenant sales at the mall and in tenant reimbursements for real estate taxes at Citrus Center as a result of a 1997 adjustment for overbillings in 1996. The decrease was partially offset by an increase in base rental income at Citrus Center which was due to an increase in the average base rental rate.

Real estate tax expense increased by $13,700 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase was primarily the result of a budgeted increase in real estate taxes at Glendale.

Repairs and maintenance expense decreased by $13,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The decrease was primarily due to decreases in repairs to the parking lot and elevator at Citrus Center along with decreases in repairs to the roof at Richmond. Partially offsetting the decrease was an increase in snow removal and energy plant expenses at Glendale, HVAC expenses at Citrus Center and parking lot repairs at Shoppes.

Interest expense decreased by $20,100 for the three-month periods under comparison. The decrease was primarily due to the effects of principal payments made during the past 15 months on the mortgage loan collateralized by Glendale.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers;
5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its four remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Quarters Ended
                                                       3/31/97      3/31/96
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 1,227,300  $ 1,169,100
Items of reconciliation:
 Principal payments on mortgage loan                     259,700      315,800
 Decrease in current assets                               58,500        4,600
 Increase in current liabilities                         432,100       69,500
------------------------------------------------------------------------------
Net cash provided by operating activities            $ 1,977,600  $ 1,559,000
------------------------------------------------------------------------------
Net cash (used for) investing activities             $(5,809,000) $  (240,600)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $(1,424,300) $(1,372,300)
------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $58,200 for the three months ended March 31, 1997 when compared to three months ended March 31, 1996 was primarily due to improved operating results at Citrus Center, exclusive of depreciation and amortization, as previously discussed, together with decreased principal payments on the mortgage loan collateralized by Glendale. The increase was partially offset by diminished operating results at Glendale, exclusive of depreciation and amortization.

The decrease of $5,255,700 in the Partnership's cash position during the three months ended March 31, 1997 was primarily the result of the increase in investments in debt securities, as well as the principal payments on the mortgage loan payable and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1997 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $418,600 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily due to the receipt of refunds for real estate taxes at Glendale. The increase was also due to the timing of the payment of certain operating expenses at Shoppes and Citrus Center.

Net cash used for investing activities increased by $5,568,400 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. This increase was primarily due to an increase in investments in debt securities, partially offset by a decrease in payments for capital and tenant improvements and leasing costs. The increase in investment securities is a result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for building and tenant improvements and lease commissions. During the three months ended March 31, 1997, the Partnership spent only $2,100 for building and tenant improvements and leasing costs but has projected to spend approximately $1,125,000 during the remainder of 1997. Of the projected amount, approximately $550,000, $275,000, $175,000 and $125,000 relates to anticipated improvement and leasing costs expected to be incurred at Glendale, Citrus Center, Richmond and Shoppes, respectively. Actual amounts expended may vary depending on a number of factors including actual leasing activity, the sale of Partnership properties and other market conditions throughout the year. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and prepare the remaining properties for eventual disposition.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1996, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination dates (January 2001) would have a dramatic negative impact on the operations of the property. The Managing General Partner is exploring alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

The increase in net cash used for financing activities of $52,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996 was primarily due to an increase in distributions paid to Partners. The increase was partially offset by a decrease in principal payments on the mortgage loan collateralized by Glendale. The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainty surrounding Glendale and to the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the Partnership's best sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the three months ended March 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $60,600.

Distributions to Limited Partners for the quarter ended March 31, 1997 were declared in the amount of $1,050,000, or $10.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits: None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             By:  FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER

Date:  May 15, 1997          By:  /s/ DOUGLAS CROCKER II
       ------------               -------------------------------------
                                      DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  May 15, 1997          By:  /s/ NORMAN M. FIELD
       ------------               -------------------------------------
                                      NORMAN M. FIELD
                             Vice President - Finance and Treasurer