Form 10-Q
period 1997-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1997-08-13
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                  June 30, 1997
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________

     Commission File Number                 0-12946
                            ----------------------------------------------------


               First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                           59-2255857
-------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

Two North Riverside Plaza, Suite 1100, Chicago, Illinois     60606-2607
-------------------------------------------------------- --------------------
        (Address of principal executive offices)             (Zip Code)

                                (312) 207-0020
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                   June 30,
                                                     1997      December 31,
                                                 (Unaudited)       1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                            $ 12,472,900  $ 12,472,900
 Buildings and improvements                        56,849,400    56,754,100
----------------------------------------------------------------------------
                                                   69,322,300    69,227,000
Accumulated depreciation and amortization         (20,634,100)  (19,444,900)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    48,688,200    49,782,100
Cash and cash equivalents                           7,826,900    15,693,500
Investments in debt securities                      8,841,800
Rents receivable                                      548,700       606,800
Escrow deposits                                        53,600        19,600
Other assets (including loan acquisition costs,
 net of accumulated amortization of $95,700 and
 $76,000, respectively)                               287,700       287,400
----------------------------------------------------------------------------
                                                 $ 66,246,900  $ 66,389,400
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                           $  6,988,500  $  7,339,500
 Accounts payable and accrued expenses              1,172,000       883,100
 Due to Affiliates                                     84,200       123,800
 Distributions payable                              1,166,700     1,166,700
 Security deposits                                    134,100       144,600
 Other liabilities                                    224,400        58,500
----------------------------------------------------------------------------
                                                    9,769,900     9,716,200
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                          (117,000)     (117,000)
 Limited Partners (100,000 units issued and
  outstanding)                                     56,594,000    56,790,200
----------------------------------------------------------------------------
                                                   56,477,000    56,673,200
----------------------------------------------------------------------------
                                                 $ 66,246,900  $ 66,389,400
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners    Partners       Total
----------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1996                        $ (90,000) $60,544,800  $60,454,800
Net income for the year ended
 December 31, 1996                        434,100      395,400      829,500
Distributions for the year ended
 December 31, 1996                       (461,100)  (4,150,000)  (4,611,100)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                       (117,000)  56,790,200   56,673,200
Net income for the six months ended
 June 30, 1997                            233,300    1,903,800    2,137,100
Distributions for the six months ended
 June 30, 1997                           (233,300)  (2,100,000)  (2,333,300)
----------------------------------------------------------------------------
Partners' (deficit) capital,
 June 30, 1997                          $(117,000) $56,594,000  $56,477,000
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997        1996
-------------------------------------------------------------------------
Income:
 Rental                                            $ 2,981,700 $2,896,300
 Interest                                              227,400    208,300
-------------------------------------------------------------------------
                                                     3,209,100  3,104,600
-------------------------------------------------------------------------
Expenses:
 Interest                                              181,300    193,100
 Depreciation and amortization                         600,800    597,100
 Property operating:
  Affiliates                                           100,800    189,300
  Nonaffiliates                                        485,300    453,700
 Real estate taxes                                     200,200    268,300
 Insurance--Affiliate                                   25,000     30,700
 Repairs and maintenance                               287,600    288,000
 General and administrative:
  Affiliates                                             5,700     11,200
  Nonaffiliates                                         64,200    109,300
-------------------------------------------------------------------------
                                                     1,950,900  2,140,700
-------------------------------------------------------------------------
Net income                                         $ 1,258,200 $  963,900
-------------------------------------------------------------------------
Net income allocated to General Partners           $   116,600 $  116,700
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $ 1,141,600 $  847,200
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     11.42 $     8.47
-------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       996
------------------------------------------------------------------------
Income:
 Rental                                            $5,774,700 $5,732,200
 Interest                                             431,400    412,200
------------------------------------------------------------------------
                                                    6,206,100  6,144,400
------------------------------------------------------------------------
Expenses:
 Interest                                             363,400    395,300
 Depreciation and amortization                      1,208,900  1,189,300
 Property operating:
  Affiliates                                          213,500    402,200
  Nonaffiliates                                     1,037,300    905,500
 Real estate taxes                                    461,200    515,600
 Insurance--Affiliate                                  56,700     61,500
 Repairs and maintenance                              584,000    597,400
 General and administrative:
  Affiliates                                           16,000     34,100
  Nonaffiliates                                       128,000    186,900
------------------------------------------------------------------------
                                                    4,069,000  4,287,800
------------------------------------------------------------------------
Net income                                         $2,137,100 $1,856,600
------------------------------------------------------------------------
Net income allocated to General Partners           $  233,300 $  227,800
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,903,800 $1,628,800
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $    19.04 $    16.29
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1997         1996
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $ 2,137,100  $ 1,856,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        1,208,900    1,189,300
  Changes in assets and liabilities:
   Decrease in rents receivable                           58,100       96,400
   (Increase) decrease in other assets                   (20,000)      32,600
   Increase in accounts payable and accrued expenses     288,900      106,600
   (Derease) increase in due to Affiliates               (39,600)      93,500
   Increase (decrease) in other liabilities              165,900     (141,000)
------------------------------------------------------------------------------
    Net cash provided by operating activities          3,799,300    3,234,000
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (95,300)    (295,200)
 (Increase) in investments in debt securities         (8,841,800)  (7,897,600)
 (Increase) decrease in escrow deposits                  (34,000)      26,800
------------------------------------------------------------------------------
Net cash (used for) investing activities              (8,971,100)  (8,166,000)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable            (351,000)    (398,800)
 Distributions paid to Partners                       (2,333,300)  (2,166,700)
 (Decrease) in security deposits                         (10,500)        (600)
------------------------------------------------------------------------------
Net cash (used for) financing activities              (2,694,800)  (2,566,100)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents           (7,866,600)  (7,498,100)
Cash and cash equivalents at the beginning of the
 period                                               15,693,500   15,524,300
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 7,826,900  $ 8,026,200
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $   304,100  $   332,000
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

The Partnership evaluates its rental properties when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities at June 30, 1997 are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net

Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1997, the General Partners were entitled to a Partnership Management Fee, and accordingly, allocated Net Profits from operations, of $116,600 and $233,300, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1997 were as follows:

                                                         Paid
                                                  -------------------
                                                  Quarter  Six Months Payable
-----------------------------------------------------------------------------
Property management and leasing fees (a)          $ 83,600  $252,100  $11,500
Reimbursement of property insurance premiums, at
 cost                                               36,900    36,900   19,800
Real estate commission (b)                            None      None   48,500
Reimbursement of expenses, at cost:
 --Accounting                                        6,200     9,200    1,000
 --Investor communications                           3,200     4,200      500
 --Legal                                             7,400    23,400    2,900
-----------------------------------------------------------------------------
                                                  $137,300  $325,800  $84,200
-----------------------------------------------------------------------------

(a) Effective on December 31, 1996, the Affiliate providing property management and certain leasing services to the Partnership's shopping centers, sold its interest in the property management agreements to an unrelated party.
(b) As of June 30, 1997, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank ("Firstate"), a tenant at Citrus Center, was owned by an Affiliate of the Managing General Partner, until its sale to an unrelated party in April of 1997. Firstate's rent, which is comparable to that paid by other tenants at Citrus Center, was unaffected by the sale. Citrus Center was sold on August 1, 1997, see Note 4 for further information.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at June 30, 1997 and December 31, 1996 consisted of the following non-recourse loan:

                                     Principal Balance at
                                                           Interest Maturity
  Property Pledged as Collateral      6/30/97    12/31/96  Rate (a)   Date
----------------------------------------------------------------------------
Glendale Center Shopping Mall (50%)  $6,988,500 $7,339,500  10.09%  1/1/1999
----------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the six months ended June 30, 1997. This interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of June 30, 1997, the interest rate on this loan was 10.19%.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1996.

4. SUBSEQUENT EVENT:

On August 1, 1997, the Partnership consummated the sale of Citrus Center, located in Orlando, Florida, for a sale price of $28,500,000. Net proceeds, net of closing expenses, from this transaction approximated $27,750,000. The Partnership will report a gain of approximately $6,225,000 for the nine months ended September 30, 1997 in connection with this sale and intends to distribute substantially all of the Sales Proceeds on November 30, 1997 to Limited Partners of record as of August 1, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                            Comparative Operating Results (a)
                              For
                      the Quarters Ended   For the Six Months Ended
                      6/30/97    6/30/96     6/30/97      6/30/96
--------------------------------------------------------------------
CITRUS CENTER
Rental Revenues      $1,283,600 $1,219,300 $  2,525,800 $  2,482,500
--------------------------------------------------------------------
Property net income  $  334,200 $  261,300 $    681,100 $    557,500
--------------------------------------------------------------------
Average Occupancy           97%        98%          97%          98%
--------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental Revenues      $1,030,900 $  947,600 $  1,899,900 $  1,843,000
--------------------------------------------------------------------
Property net income  $  375,100 $  170,300 $    397,200 $    279,800
--------------------------------------------------------------------
Average Occupancy           91%        91%          91%          91%
--------------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental Revenues      $  337,600 $  328,300 $    694,800 $    678,900
--------------------------------------------------------------------
Property net income  $  216,700 $  199,100 $    442,300 $    429,300
--------------------------------------------------------------------
Average Occupancy           96%        94%          96%          95%
--------------------------------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental Revenues      $  329,600 $  401,100 $    645,200 $    727,900
--------------------------------------------------------------------
Property net income  $  171,800 $  228,300 $    326,700 $    390,100
--------------------------------------------------------------------
Average Occupancy           91%        93%          91%          93%
--------------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and six months ended June 30, 1997 and 1996.

Net income for the Partnership increased by $294,300 and $280,500 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily due improved operating results at Citrus Center and Glendale Center Shopping Mall ("Glendale"). Also contributing to the increases were decreases in general and administrative expenses, which resulted from the 1996 settlement of a Florida intangibles tax audit, and reduced personnel costs. Partially offsetting the increases were diminished operating results at Richmond Plaza Shopping Center ("Richmond").

Rental revenues increased by $85,400 or 2.9% and $42,500 or 0.7% for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The increases were primarily the result of consideration received for the early termination of tenant's leases at Glendale being greater in 1997 than in 1996. Also contributing to the increases was higher base rental income at Citrus Center resulting from an increase in the average base rental rate charged to new and renewing tenants. Partially offsetting the increases was an absence in 1997 of consideration received for the early termination of tenant's leases at Richmond.

Real estate tax expense decreased by $68,100 and $54,400 for the quarter and six months ended June 30, 1997 when compared to the quarter and six months ended June 30, 1996, respectively. The decrease was primarily due to a successful appeal of the assessed value of Glendale which reduced the estimated taxes for 1997 along with the refund received for the years under appeal.

Property operating expenses decreased by $56,900 for the both the quarterly and six-month comparable periods. The decrease was primarily the result of a decrease in management fees at Shoppes of West Melbourne ("Shoppes") which was due to an increase in lease commission fees paid to outside brokers. Also contributing to the decreases were reduced personnel costs at Glendale and utility expenses at Citrus Center. Partially offsetting the decreases were increases in advertising and promotional costs at Glendale.

Interest expense decreased by $11,800 and $31,900 for the periods under comparison, respectively. The decreases were primarily due to the effects of principal payments made during the last 18 months on the mortgage loan collateralized by Glendale.

Repair and maintenance expense decreased by $13,400 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. The decrease was primarily due to a decrease in repairs to the elevators at Citrus Center and the roof at Richmond. Partially offsetting the decrease was an increase in janitorial services at Glendale. Repair and maintenance expenses remained relatively unchanged for the quarterly periods under comparison.

To increase and/or maintain occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

                                                           Comparative
                                                        Cash Flow Results
                                                           For the Six
                                                          Months Ended
                                                       6/30/97      6/30/96
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $ 2,995,000  $ 2,647,100
Items of reconciliation:
 Principal payments on mortgage loan                     351,000      398,800
 Decrease in current assets                               38,100      129,000
 Increase in current liabilities                         415,200       59,100
------------------------------------------------------------------------------
Net cash provided by operating activities            $ 3,799,300  $ 3,234,000
------------------------------------------------------------------------------
Net cash (used for) investing activities             $(8,971,100) $(8,166,000)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $(2,694,800) $(2,566,100)
------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $347,900 for the six months ended June 30, 1997 when compared to six months ended June 30, 1996 was primarily due to improved operating results at all of the Partnership properties, except Richmond, exclusive of depreciation and amortization, as previously discussed.

The decrease of $7,866,600 in the Partnership's cash position for the six months ended June 30, 1997 was primarily the result of investments in debt securities, principal payments on mortgage loan payable and distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1997 were comprised of amounts held for working capital purposes.

The increase in net cash provided by operating activities of $565,300 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to the receipt of refunds for real estate taxes at Glendale, the increase in net income, exclusive of depreciation and amortization, as previously discussed and the timing of the payment of certain expenses at Shoppes.

Net cash used for investing activities increased by $805,100 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. This increase was primarily due to the increase in investments in debt securities, partially offset by a decrease in capital and tenant improvements and leasing costs. The increase in investment securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures. During the six months ended June 30, 1997, the Partnership spent $95,300 for capital and tenant improvement and leasing costs and has projected to spend an additional $225,000 during the remainder of 1997. Of the projected, approximately $175,000 and $50,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Richmond, and Shoppes, respectively. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1996, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination dates (January 2001) would have a dramatic negative impact on the operations of the property. The Managing General Partner is continuing to explore alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

On August 1, 1997 the Partnership completed the sale of Citrus Center. Net proceeds from the transaction were approximately $27,750,000. The Partnership intends to distribute substantially all of these proceeds on November 30, 1997 to Limited Partners of record as of August 1, 1997.

The increase in net cash used for financing activities of $128,700 for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 was primarily due to increased distributions paid to Partners in 1997, partially offset by a decrease in principal payments on the mortgage loan collateralized by Glendale.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainty surrounding Glendale and the anticipated capital and tenant improvements and leasing costs necessary to be made at the Partnership's properties during the next several years. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $661,700.

Distributions to Limited Partners for the quarter ended June 30, 1997 were declared in the amount of $1,050,000, or $10.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:
-------   ----------------------------------

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

          There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                                 By: FIRST CAPITAL FINANCIAL CORPORATION
                                     MANAGING GENERAL PARTNER

Date:  August 14, 1997           By: /s/ DOUGLAS CROCKER II
       ---------------               --------------------------------------
                                         DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  August 14, 1997           By: /s/ NORMAN M. FIELD
       ---------------               --------------------------------------
                                         NORMAN M. FIELD
                                     Vice President - Finance and Treasurer