Form 10-Q
period 1997-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1997-11-14
CIK 716297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended               September 30, 1997
                            ---------------------------------------------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                   -----------------------  -------------------

     Commission File Number                             0-12946
                                   --------------------------------------------


             First Capital Income Properties, Ltd. - Series IX
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                               59-2255857
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Two North Riverside Plaza, Suite 1100, Chicago, Illinois         60606-2607
--------------------------------------------------------  ---------------------
      (Address of principal executive offices)                   (Zip Code)

                                (312) 207-0020
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

Documents incorporated by reference:

The First Amended and Restated Agreement of Limited Partnership filed as Exhibit A to the definitive Prospectus dated December 8, 1988, included in the Registrant's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                  September 30,
                                                      1997       December 31,
                                                   (Unaudited)       1996
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $  7,997,900   $ 12,472,900
 Buildings and improvements                         31,351,400     56,754,100
------------------------------------------------------------------------------
                                                    39,349,300     69,227,000
Accumulated depreciation and amortization          (12,468,000)   (19,444,900)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                     26,881,300     49,782,100
Cash and cash equivalents                           28,209,800     15,693,500
Investments in debt securities                      15,832,000
Rents receivable                                       569,100        606,800
Escrow deposits                                         79,100         19,600
Other assets (including loan acquisition costs,
 net of accumulated amortization of $105,600 and
 $76,000, respectively)                                177,800        287,400
------------------------------------------------------------------------------
                                                  $ 71,749,100   $ 66,389,400
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                            $  6,704,800   $  7,339,500
 Accounts payable and accrued expenses                 951,500        883,100
 Due to Affiliates                                      86,100        123,800
 Distributions payable                              28,050,000      1,166,700
 Security deposits                                      41,500        144,600
 Other liabilities                                     230,400         58,500
------------------------------------------------------------------------------
                                                    36,064,300      9,716,200
------------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                             62,200       (117,000)
 Limited Partners (100,000 units issued and
  outstanding)                                      35,622,600     56,790,200
------------------------------------------------------------------------------
                                                    35,684,800     56,673,200
------------------------------------------------------------------------------
                                                  $ 71,749,100   $ 66,389,400
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1997 (Unaudited) and the year ended December 31, 1996
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                       $(90,000) $60,544,800  $60,454,800
Net income for the year ended December 31,
 1996                                        434,100      395,400      829,500
Distributions for the year ended December
 31, 1996                                   (461,100)  (4,150,000)  (4,611,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital, December 31,
 1996                                       (117,000)  56,790,200   56,673,200
Net income for the nine months ended
 September 30, 1997                          462,500    8,932,400    9,394,900
Distributions for the nine months ended
 September 30, 1997                         (283,300) (30,100,000) (30,383,300)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1997       $ 62,200  $35,622,600  $35,684,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997       1996
------------------------------------------------------------------------
Income:
 Rental                                            $2,024,000 $2,765,200
 Interest                                             493,400    218,300
 Gain on sale of property                           6,218,200
------------------------------------------------------------------------
                                                    8,735,600  2,983,500
------------------------------------------------------------------------
Expenses:
 Interest                                             179,300    192,700
 Depreciation and amortization                        378,200    601,600
 Property operating:
  Affiliates                                           79,100    199,400
  Nonaffiliates                                       392,500    495,300
 Real estate taxes                                    182,400    250,500
 Insurance--Affiliate                                  23,800     30,700
 Repairs and maintenance                              175,400    273,500
 General and administrative:
  Affiliates                                            6,800     13,900
  Nonaffiliates                                        60,300     30,600
------------------------------------------------------------------------
                                                    1,477,800  2,088,200
------------------------------------------------------------------------
Net income                                         $7,257,800 $  895,300
------------------------------------------------------------------------
Net income allocated to General Partners           $  229,200 $  116,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $7,028,600 $  778,700
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $    70.29 $     7.79
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1997 and 1996
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1997        1996
-------------------------------------------------------------------------
Income:
 Rental                                            $ 7,798,700 $8,497,400
 Interest                                              924,800    630,500
 Gain on sale of property                            6,218,200
-------------------------------------------------------------------------
                                                    14,941,700  9,127,900
-------------------------------------------------------------------------
Expenses:
 Interest                                              542,700    588,000
 Depreciation and amortization                       1,587,100  1,790,900
 Property operating:
  Affiliates                                           292,600    601,600
  Nonaffiliates                                      1,429,800  1,400,800
 Real estate taxes                                     643,600    766,100
 Insurance--Affiliate                                   80,500     92,200
 Repairs and maintenance                               759,400    870,900
 General and administrative:
  Affiliates                                            22,800     48,000
  Nonaffiliates                                        188,300    217,500
-------------------------------------------------------------------------
                                                     5,546,800  6,376,000
-------------------------------------------------------------------------
Net income                                         $ 9,394,900 $2,751,900
-------------------------------------------------------------------------
Net income allocated to General Partners           $   462,500 $  344,400
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $ 8,932,400 $2,407,500
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     89.32 $    24.08
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1997 and 1996 (Unaudited)
(All dollars rounded to nearest 00s)

                                                         1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $  9,394,900  $ 2,751,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         1,587,100    1,790,900
  Gain on sale of property                             (6,218,200)
  Changes in assets and liabilities:
  Decrease in rents receivable                             37,700        6,600
  Decrease in other assets                                 80,000       49,400
  Increase in accounts payable and accrued expenses        68,400      367,000
  (Derease) increase in due to Affiliates                 (37,700)      84,600
  Increase (decrease) in other liabilities                171,900     (140,400)
-------------------------------------------------------------------------------
   Net cash provided by operating activities            5,084,100    4,910,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements            (198,900)    (448,400)
 (Increase) in investments in debt securities         (15,832,000)  (6,923,900)
 Proceeds from sale of property                        27,760,400
 (Increase) decrease in escrow deposits                   (59,500)       8,900
-------------------------------------------------------------------------------
   Net cash provided by (used for) investing
    activities                                         11,670,000   (7,363,400)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable             (634,700)    (525,800)
 Distributions paid to Partners                        (3,500,000)  (3,333,400)
 (Decrease) in security deposits                         (103,100)      (4,400)
-------------------------------------------------------------------------------
   Net cash (used for) financing activities            (4,237,800)  (3,863,600)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                           12,516,300   (6,317,000)
Cash and cash equivalents at the beginning of the
 period                                                15,693,500   15,524,300
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $ 28,209,800  $ 9,207,300
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $    542,700  $   525,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the year ending December 31, 1997.

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

Investments in debt securities at September 30, 1997 are comprised of corporate debt securities and obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of distributable Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1997

General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1997, the General Partners were entitled to a Partnership Management Fee, and accordingly, allocated Net Profits from operations, of $50,000 and $283,300, respectively. In addition the General Partners were allocated Net Profits from the sale of Citrus Center of $179,200 for the quarter and nine months ended September 30, 1997.

Fees and reimbursements paid and payable/(receivable) by the Partnership to/from Affiliates during the quarter and nine months ended September 30, 1997 were as follows:

                                              Paid
                                      -------------------- (Receivable)
                                      Quarter  Nine Months   Payable
-----------------------------------------------------------------------
Property management and leasing fees  $ 40,600  $292,700     $(4,900)
Reimbursement of property insurance
 premiums, at cost                      43,600    80,500        None
Real estate commission (a)                None      None      48,500
Legal                                   37,500    44,900      35,300
Reimbursement of expenses, at cost:
 --Accounting                            5,900    12,100       4,600
 --Investor communications               2,600     5,800       2,600
-----------------------------------------------------------------------
                                      $130,200  $436,000     $86,100
-----------------------------------------------------------------------

(a) As of September 30, 1997, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

Firstate Financial A Savings Bank ("Firstate"), a tenant at Citrus Center, was owned by an Affiliate of the Managing General Partner, until its sale to an unrelated party in April 1997. Firstate's rent was comparable to that paid by other tenants at Citrus Center.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at September 30, 1997 and December 31, 1996 consisted of the following non-recourse loan:

                                      Partnership's Share
                                              of           Average
                                     Principal Balance at  Interest Maturity
  Property Pledged as Collateral      9/30/97    12/31/96  Rate (a)   Date
----------------------------------------------------------------------------
Glendale Center Shopping Mall (50%)  $6,704,800 $7,339,500  10.12%  1/1/1999
----------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the nine months ended September 30, 1997. This interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of September 30, 1997, the interest rate on this loan was 10.19%.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1996.

4. PROPERTY SALE:

On August 1, 1997, the Partnership consummated the sale of Citrus Center, located in Orlando, Florida, for a sale price of $28,500,000. Net proceeds, net of closing expenses, from this transaction were $27,760,400. The Partnership reported a gain of $6,218,200 for the nine months ended September 30, 1997 in connection with this sale and intends to distribute $27,500,000 or $275.00 per Unit on November 30, 1997 to Limited Partners of record as of August 1, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1996 for a discussion of the Partnership's business.

OPERATIONS
The Partnership is in the disposition phase of its life cycle. During the disposition phase, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer receives income generated from such real property interests.

The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1997 and 1996. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                         Comparative Operating Results (a)
                      For the Quarters    For the Nine Months
                            Ended                Ended
                     9/30/97   9/30/96    9/30/97    9/30/96
--------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental Revenues      $847,900 $  893,700 $2,747,800 $2,736,700
--------------------------------------------------------------
Property net income  $124,500 $   78,100 $  521,700 $  357,900
--------------------------------------------------------------
Average Occupancy         89%        91%        90%        92%
--------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental Revenues      $393,800 $  327,200 $1,088,600 $1,006,100
--------------------------------------------------------------
Property net income  $268,400 $  200,400 $  710,700 $  629,700
--------------------------------------------------------------
Average Occupancy         96%        97%        96%        95%
--------------------------------------------------------------
RICHMOND PLAZA SHOPPING CENTER
Rental Revenues      $326,400 $  320,700 $  980,600 $1,048,600
--------------------------------------------------------------
Property net income  $145,600 $  159,000 $  472,300 $  549,100
--------------------------------------------------------------
Average Occupancy         90%        91%        91%        93%
--------------------------------------------------------------
CITRUS CENTER (B)
Rental Revenues      $456,000 $1,223,400 $2,981,800 $3,705,900
--------------------------------------------------------------
Property net income  $ 86,500 $  284,700 $  767,600 $  842,200
--------------------------------------------------------------
Average Occupancy                    97%                   98%
--------------------------------------------------------------

(a) Excludes certain income and expense items which are not directly related to individual property operating results such as interest income and general and administrative expenses.

(b) Property was sold on August 1, 1997. For additional information see Note 4 of Notes to Financial Statements.

Unless otherwise disclosed, discussions of fluctuations between 1997 and 1996 refer to both the quarters and nine months ended September 30, 1997 and 1996.

Net income for the Partnership increased by $6,362,500 and $6,643,000 for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily due to the gain recorded on the sale of Citrus Center. Net income exclusive of Citrus Center increased by $343,700 and $499,600 for the periods under comparison. The increases were primarily due to improved operating results at Shoppes of West Melbourne ("Shoppes") along with an increase in interest earned on the Partnership's short-term investments which was the result of the investment of Sale Proceeds until their distribution on November 30, 1997. Partially offsetting the increases were diminished operating results at Richmond Plaza Shopping Center ("Richmond").

The following comparative discussion excludes the results of Citrus Center.

Rental revenues increased by $26,300 or 1.7% and $25,400 or 0.5% for the quarter and nine months ended September 30, 1997 when compared to the quarter and nine months ended September 30, 1996, respectively. The increases were primarily the result of consideration received for the early termination of tenants' leases at Glendale being greater in 1997 than in 1996. In addition, the 1997 reconciliation of 1996 expenses resulted in tenant expense reimbursements being greater than previously estimated. Partially offsetting the increases was an absence in 1997 of consideration received for the early termination of a tenants' lease at Richmond.

Real estate tax expense decreased by $59,600 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. The decreases were primarily due to a successful appeal of the assessed value of Glendale which reduced the estimated taxes for 1997 and resulted in refunds being received in 1997 for the years which were under appeal. Real estate tax expense remained relatively unchanged for the quarterly periods under comparison.

Property operating expenses decreased by $42,500 and $57,200 for the quarterly and nine-month comparable periods, respectively. The decreases were primarily the result of a reduction in personnel, professional, security and utility costs at Glendale. Partially offsetting the decreases were increases in advertising and promotional costs at Glendale.

Interest expense decreased by $13,400 and $45,300 for the periods under comparison. The decreases were primarily due to the effects of principal payments made during the last 21 months on the mortgage loan collateralized by Glendale.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                            Comparative
                                                         Cash Flow Results
                                                           For the Nine
                                                           Months Ended
                                                        9/30/97      9/30/96
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)   $ 4,129,100  $ 4,017,000
Items of reconciliation:
 Principal payments on mortgage loan                      634,700      525,800
 Decrease in current assets                               117,700       56,000
 Increase in current liabilities                          202,600      311,200
-------------------------------------------------------------------------------
Net cash provided by operating activities             $ 5,084,100  $ 4,910,000
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $11,670,000  $(7,363,400)
-------------------------------------------------------------------------------
Net cash (used for) financing activities              $(4,237,800) $(3,863,600)
-------------------------------------------------------------------------------

The increase in Cash Flow (as defined in the Partnership Agreement) of $112,100 for the nine months ended September 30, 1997 when compared to nine months ended September 30, 1996 was primarily due to the increase in net income, exclusive of the gain on sale and depreciation and amortization, as previously discussed.

The increase of $12,516,300 in the Partnership's cash position for the nine months ended September 30, 1997 was primarily the result of Citrus Center Sale Proceeds and net cash provided by operating activities exceeding additional investments in debt securities, principal payments on mortgage loan payable and distributions paid to Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) as of September 30, 1997 were comprised of amounts held for working capital purposes and undistributed Sales Proceeds from the sale Citrus Center.

The increase in net cash provided by operating activities of $174,100 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily due to the increase in net income, exclusive of the gain on sale and depreciation and amortization, as previously discussed and the timing of the payment of certain expenses at Shoppes and Glendale.

Net cash (used for) provided by investing activities changed from $(7,363,400) for the nine months ended September 30, 1996 to $11,670,000 for the nine months ended September 30, 1997. This change was primarily due to the receipt of Sale Proceeds and a reduction in payments for capital and tenant improvements, partially offset by an increase in investments in debt securities. The increase in investment securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes or for distributions of Partners. These investments are of investment-grade and generally mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures. During the nine months ended September 30, 1997, the Partnership spent $198,900 for capital and tenant improvement and leasing costs and has projected to spend an additional $75,000 during the remainder of 1997. Of the projected, approximately $50,000 and $25,000 relates to anticipated capital, tenant improvement and leasing costs expected to be incurred at Richmond, and Shoppes, respectively. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity and other market conditions throughout the year. The Managing General Partner believes these improvements and leasing costs are necessary in order to increase and/or maintain occupancy levels in very competitive markets, maximize rental rates charged to new and renewing tenants and to prepare the remaining properties for eventual disposition.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1996, there are issues related to the future tenancy level at Glendale. It is currently uncertain whether one or both of its anchor tenants will vacate at their lease termination dates (January 2001). The loss of either or both tenants would have a dramatic negative impact on the operations of the property. The Managing General Partner is continuing to explore alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

On August 1, 1997, the Partnership completed the sale of Citrus Center. Net proceeds from the transaction were $27,760,400. The Partnership will distribute $27,500,000 or $275.00 per Unit from this sale on November 30, 1997 to Limited Partners of record as of August 1, 1997.

The Partnership is currently negotiating to sell Richmond and Shoppes to unrelated parties. There can be no assurance as to the successful completion or timing of these transactions. The sale of these assets by the Partnership would result in reduced distributions to Partners and Glendale being the Partnership's sole remaining investment. Due to the uncertainty surrounding Glendale it is necessary for the Partnership to retain sufficient cash to protect its interest in the property. It may also be necessary to further reduce or possibly suspend distributions to Partners due to certain provisions contained in the mortgage note securing Glendale.

The increase in net cash used for financing activities of $374,200 for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996 was primarily due to increased distributions paid to Partners in 1997 together with an increase in principal payments on the mortgage loan collateralized by Glendale.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainty surrounding Glendale. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $1,345,800.

Distributions to Limited Partners for the quarter ended September 30, 1997 were declared in the amount of $500,000, or $5.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of the Partnership's investments as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.


                          PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

           (a)  Exhibits: None

           (b)  Reports on Form 8-K:

                A report filed on August 18, 1997 reporting the sale of Citrus
                Center.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             By:  FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER

Date:  November 14, 1997     By:  /s/  DOUGLAS CROCKER II
       -----------------          ------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  November 14, 1997     By:  /s/  NORMAN M. FIELD
       -----------------          ------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer