Form 10-K405
period 1997-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1998-03-30
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended       December 31, 1997
                             ---------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________________ to ____________________

    Commission File Number              0-12946
                           -----------------------------------------------------

               First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                                            59-2255857
-------------------------------                                         -------------------------
(State or other jurisdiction of                                             (I.R.S. Employer
incorporation or organization)                                            Identification No.)


Two North Riverside Plaza, Suite 1000, Chicago, Illinois                       60606-2607
--------------------------------------------------------                -------------------------
        (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code                           (312) 207-0020
                                                                        -------------------------
Securities registered pursuant to Section 12(b) of the Act:                       NONE
                                                                        -------------------------
Securities registered pursuant to Section 12(g) of the Act:             Limited Partnership Units
                                                                        -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----

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

                                    PART I

ITEM 1.  BUSINESS
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

The business of the Partnership is to invest primarily in existing, improved, commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From July 1984 to May 1986, the Partnership made four real property investments and purchased 50% interests in four joint ventures which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In January 1993, the Partnership purchased the remaining 50% interest in one of the four joint ventures. Through December 31, 1997 the Partnership has sold four real property investments and dissolved two joint ventures as a result of the sale and/or disposition of the real property investments. In addition, in February 1998, the Partnership sold one of its real property investments (see Note 6 and 8 of Notes to Financial Statements for additional information).

Property management services for the Partnership's real estate investments are provided by a third party property management company for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. Properties owned by the Partnership frequently compete for tenants with similar properties owned by others.

As of March 1, 1998, there were 27 employees at the Partnership's properties for on-site property maintenance and administration.

ITEM 2.  PROPERTIES (a)(b)
-------  -----------------

As of December 31, 1997, the Partnership owned directly or through a joint venture, the following two properties, which were owned in fee simple. Glendale Center Shopping Mall ("Glendale") was encumbered by a mortgage. For details of the material terms of the mortgage, refer to Note 4 of Notes to Financial Statements.

                                                                     Net Leasable      Number of
           Property Name                        Location             Sq. Footage      Tenants (c)
-----------------------------------      -----------------------     ------------     -----------
Shopping Centers:
-----------------
Glendale Center Shopping Mall (50%)      Indianapolis, Indiana         654,763           55(2)

Shoppes of West Melbourne (d)            West Melbourne, Florida       146,603           13(3)

-------  -----------------

  (a) For a discussion of operating results and major capital expenditures planned for the Partnership's properties refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (b) For Federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of its properties allocable to real property (exclusive of land) improvements and all improvements thereafter, over useful lives ranging from 18 years to 40 years, utilizing either the Accelerated Cost Recovery System ("ACRS") or Modified ACRS straight-line method. The Partnership's portion of real estate taxes for Glendale and Shoppes of West Melbourne ("Shoppes") was $248,200 and $96,700, respectively, for the year ended December 31, 1997. The real estate taxes for Glendale was net of refunds related to previous years, a portion of which was remitted to tenants. In the opinion of the Managing General Partner, the Partnership's properties are adequately insured and serviced by all necessary utilities.

  (c) Represents the total number of tenants as well as the number of tenants, in parenthesis, that individually occupy more than 10% of the net leasable square footage of the properties.

  (d)  This property was sold on February 27, 1998.

The following table presents each of the Partnership properties' occupancy rates as of December 31 for each of the last five years:

    Property Name         1997        1996        1995        1994        1993
--------------------    --------    --------    --------    --------    --------
Glendale                  89%         91%         93%         93%         87%

Shoppes                   96%         97%         97%         93%         94%

The amounts in the following table represent each of the Partnership properties' average annual rental rate per square foot for each of the last five years ended December 31 and were computed by dividing each property's base rental revenues by its average occupied square footage:


    Property Name         1997       1996         1995        1994        1993
--------------------    -------    --------     -------     --------    --------
Glendale                 $5.65      $5.66        $5.48       $5.55       $4.95

Shoppes                  $8.40      $8.33        $8.15       $7.84       $7.94

-------  ----------

The following table summarizes the principal provisions of the leases for the tenants which occupy ten percent or more of the rentable square footage at Glendale (excludes Shoppes, since it was sold in the first quarter of 1998):


                                    Partnership's Share of per annum
                                           Base Rents (a) for                                   Percentage of           Renewal
                                 -------------------------------------                            Net Leasable          Options
                                                        Final Twelve          Expiration        Square Footage         (Renewal
                                       1998            Months of Lease      Date of Lease         Occupied        Options / Years)
                                 ----------------     ----------------     ---------------      --------------    ----------------
Glendale (50%)
--------------
L. S. Ayres & Co.                                                                                                       1 / 18
  (department store)             $       194,100      $        194,100       1/31/2001               36%                3 / 30

Lazarus                                                                                                                 1 / 18
  (department store)             $       128,700      $        128,700       1/31/2001               25%                3 / 30

(a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1998 and the final twelve months for each of the above leases is no lesser or greater than the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) through the year ended December 31, 2007 (excludes Shoppes, which was sold in the first quarter of 1998):

                          Number                             Base Rents in Year      % of Total
       Year             of Tenants         Square Feet        of Expiration (a)    Base Rents (b)
-------------------------------------------------------------------------------------------------
       1998                15                 49,270              $138,700             8.71%
       1999                 3                  5,378              $ 27,900             1.91%
       2000                 8                 16,631              $105,300             7.67%
       2001                 6                409,195              $ 78,900             8.33%
       2002                 4                 18,927              $118,200            14.35%
       2003                 5                 14,500              $111,300            16.79%
       2004                 4                 15,316              $ 40,900             8.90%
       2005                 1                  4,718              $ 37,700             8.90%
       2006                 6                 26,153              $ 38,500            19.95%
       2007                 2                  6,934              $ 64,600            43.22%

(a) Represents the Partnership's portion of base rents to be collected each year on expiring leases.

(b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases existing as of December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1997. Ordinary routine legal matters incidental to the business which was not deemed material were pursued during the quarter ended December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d)   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1998, there were 9,445 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                         -------------------------------------------------------------
                            1997        1996        1995         1994         1993
---------------------------------------------------------------------------------------
Total revenues           $19,285,300 $12,027,300 $11,974,000  $24,235,100 $ 18,092,500
Net income (loss)        $12,754,100 $   829,500 $(5,608,600) $19,429,400 $ (3,026,100)
Net income (loss)
 allocated to Limited
 Partners                $12,206,000 $   395,400 $(5,907,500) $19,160,300 $ (2,995,800)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (100,000 Units
 outstanding) (a)        $    122.06 $      3.95 $    (59.08) $    191.60 $     (29.96)
Total assets             $46,634,100 $66,389,400 $70,894,100  $78,938,800 $123,388,300
Mortgage loan(s)
 payable                 $ 6,559,700 $ 7,339,500 $ 8,039,400  $ 6,650,000 $ 60,212,600
 Distributions to
 Limited Partners per
 Unit (100,000 Units
 outstanding) (b)        $    409.50 $     41.50 $     35.00  $    100.50         None
Return of capital to
 Limited Partners per
 Unit (100,000 Units
 outstanding) (c)        $    287.44 $     37.55 $     35.00         None         None
OTHER DATA:
Investment in
 commercial rental
 properties (net of
 accumulated
 depreciation and
 amortization)           $18,705,800 $49,782,100 $54,231,400  $62,932,400 $102,238,200
Number of real property
 interests owned at
 December 31                       2           4           4            4            7
---------------------------------------------------------------------------------------

(a) Net income (loss) allocated to Limited Partners per Unit for 1994 and 1993 included extraordinary gain (loss) on early extinguishments of debt.
(b) Distributions to Limited Partners per Unit for the years ended December 31, 1997 and 1994 included Sales Proceeds of $378.50 and $80.00, respectively.
(c) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                          -----------------------------------------------------------------
                              1997         1996         1995          1994         1993
--------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $  5,143,800  $ 5,240,400  $ 5,345,700  $  4,869,100  $ 5,278,600
Items of reconciliation:
 Principal payments on
  mortgage loan(s)
  payable                      779,800      699,900      460,600       359,200    1,176,200
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              276,100      133,600     (112,900)      496,500      750,200
  (Decrease) increase in
   current liabilities         (50,700)    (131,700)    (288,400)     (399,200)     473,000
--------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $  6,149,000  $ 5,942,200  $ 5,405,000  $  5,325,600  $ 7,678,000
--------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 37,865,500  $  (570,500) $(2,748,500) $ 40,606,400  $(5,028,200)
--------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(32,458,700) $(5,202,500) $(2,217,600) $(50,007,500) $(5,701,400)
--------------------------------------------------------------------------------------------

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

The Partnership commenced the Offering of Units in June 1983 and terminated the Offering in October 1983 upon the sale of 100,000 Units. From July 1984 through May 1986, the Partnership made investments in eight properties, three of which were 50% joint venture interests and one of which was a 50% joint venture interest until January 1993 when the Partnership purchased the remaining 50% joint venture interest from an Affiliated partnership.

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 1997, the Partnership has sold four real property investments and liquidated two joint venture investments through the joint ventures' sale of its property. In addition, in February 1998, the Partnership sold one of its real property investments.

OPERATIONS

The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1997, 1996 and 1995. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                         Comparative Operating Results (a)
                         For the Years Ended December 31,
                         -----------------------------------
                            1997         1996        1995
-------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues          $ 3,470,000  $3,572,300  $3,529,400
-------------------------------------------------------------
Property net income (b)  $   657,100  $  331,500  $   80,600
-------------------------------------------------------------
Average occupancy                 90%         91%         92%
-------------------------------------------------------------
SHOPPES OF WEST MELBOURNE
Rental revenues          $ 1,418,100  $1,332,500  $1,339,400
-------------------------------------------------------------
Property net income (b)  $   908,600  $  867,100  $  753,900
-------------------------------------------------------------
Average occupancy                 96%         95%         96%
-------------------------------------------------------------
CITRUS CENTER (C)
Rental revenues          $ 2,981,800  $4,891,600  $4,774,700
-------------------------------------------------------------
Property net income      $   745,500  $1,063,100  $1,250,200
-------------------------------------------------------------
Average occupancy                             98%         97%
-------------------------------------------------------------
RICHMOND PLAZA SHOPPING CENTER (C)
Rental revenues          $ 1,359,800  $1,384,800  $1,370,600
-------------------------------------------------------------
Property net income      $   650,000  $  733,600  $  739,700
-------------------------------------------------------------
Average occupancy                 91%         92%         94%
-------------------------------------------------------------

(a) Excludes certain income and expense items which are either not directly related to individual property operating results such as interest income and general and administrative expenses or are related to properties previously owned by the Partnership.
(b) The property net income excludes provisions for value impairment cumulatively totaling $9,000,000 and $2,700,000 for Glendale Center Shopping Mall ("Glendale") and Shoppes of West Melbourne ("Shoppes"), respectively, which were recorded in the Statements of Income and Expenses during the two years ended December 31, 1996 (see Note 7 of Notes to the Financial Statements for additional information).
(c) Property was sold during 1997. Net income for 1997 excludes the gain recorded on the sale (see Note 6 of Notes to Financial Statements for additional information).

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $11,924,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the gains recorded in 1997 on the sales of Citrus Center and Richmond Plaza Shopping Center ("Richmond") and the provision for value impairment recorded in 1996 on Glendale. The increase was also due to an increase in interest income earned on the Partnership's short-term investments, which was primarily due to the investment of the Citrus Center Sale Proceeds prior to distribution to Limited Partners. Partially offsetting the increase was decreases in operating results at Citrus Center due to its sale in 1997 and at Richmond. The decrease in operating results at Richmond was primarily due to a 1996 receipt as consideration for the early termination of a tenant's lease.

Net income, exclusive of gain on sale, provision for value impairment and results from sold properties increased by $956,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was due to the increase in interest income, as previously discussed, along with improved operating results at Glendale and Shoppes of West Melbourne ("Shoppes") and a decrease in general and administrative expenses due to a decrease in salaries and accounting fees.

The following comparative discussion excludes the results of the properties sold during 1997.

Rental revenues decreased by $16,700 or 0.3% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease in percentage and base rental income at Glendale, which was primarily due to steadily declining occupancy and sales, was almost entirely offset by an increase in tenant expense reimbursements for common area maintenance at Shoppes which was primarily due to an underestimate of reimbursements for calendar year 1996 which were receivable in 1997.

Real estate taxes decreased by $209,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a successful appeal of the taxing authority's assessed value of Glendale. As a result of a decreased assessed value, the Partnership paid lower taxes during 1997 for tax year 1996 than estimated.

Property operating expenses decreased by $113,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to a decrease in personnel, professional, security and utility costs, partially offset by an increase in advertising and promotional costs, at Glendale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Interest expense decreased by $60,000 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease was primarily due to the effects of principal payments made during the past 24 months on the Glendale mortgage loan.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995
Net results for the Partnership for the year ended December 31, 1996 improved by $6,438,100 when compared to the year ended December 31, 1995. The improvement was primarily due to the difference in provisions for value impairment taken during the years ended 1996 and 1995. Net income exclusive of provisions for value impairment for the periods under comparison increased by $138,100, which was primarily due to improved operating results at Glendale and Shoppes and decreased general and administrative expenses. The decrease in general and administrative expenses was primarily due to reduced expenditures for printing and mailing costs and to a lesser extent, legal expenses and taxes at the state and county level. The improvement in net results was partially offset by decreased interest income due to a decrease in rates available on the Partnership's short-term investments and a decrease in the operating results at Citrus Center.

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

Interest expense decreased by $114,800 for the years under comparison. The decrease was primarily due to a slight reduction in the variable interest rate as well as the effects of principal payments made during the past 24 months on the mortgage loan collateralized by Glendale.

Real estate tax expense increased by $82,100 for the year ended December 31, 1996 when compared to the year ended December 31, 1995. The increase was primarily the result of 1995 receipts of refunds related to previously sold properties. Also contributing to the increase was the fact that 1995 taxes payable in 1996 at Glendale were greater than anticipated.

Property operating expenses increased by $66,700 for the years under comparison. The increase was primarily due to increased property management fees at Citrus Center which is the result of the portion of management fees that were capitalizable and amortizable as leasing costs being greater during 1996 than 1995. Partially offsetting the increase was a decrease in advertising and promotional costs at Citrus Center and Glendale and a decrease in management fees at Shoppes which was the result of an increase in 1996 in leasing fees paid to outside brokers capitalized and amortized over their respective lease terms.

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

To increase occupancy levels at the Partnership's properties, the Managing General Partner, through its Affiliated asset and independent property management groups, continues to take the necessary actions deemed appropriate for the properties discussed above. These actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining properties. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by GAAP, since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The second table in Selected Financial Data includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

The decrease in Cash Flow (as defined in the Partnership Agreement) of $96,600 for the year ended December 31, 1997 when compared to year ended December 31, 1996 was primarily due to the partial absence of results at Citrus Center and the diminished operating results at Richmond, exclusive of depreciation and amortization, as previously discussed, along with an increase in principal payments on the mortgage loan collateralized by Glendale. Partially

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

offsetting the decrease was the increase in interest income and the improved operating results at Glendale, exclusive of depreciation and amortization, as previously discussed.

The increase of $6,693,800 in the Partnership's cash position during the year ended December 31, 1997 was primarily the result of the receipt of proceeds from the sale of Richmond. Partially offsetting the increase was investments in debt securities, payments made for capital and tenant improvements and leasing costs, principal payments on the Glendale mortgage loan payable and quarterly operating distributions paid to Partners exceeding net cash provided by operating activities. Liquid assets of the Partnership as of December 31, 1997 were comprised of amounts held for working capital purposes and undistributed Proceeds from the sale of Richmond.

The increase in net cash provided by operating activities of $206,800 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to the timing of the payment of expenses and the liquidation of assets at Glendale and the increase in net income, exclusive of depreciation, amortization and the provision for value impairment, as previously discussed.

Net cash (used for) provided by investing activities changed from $(570,500) for the year ended December 31, 1996 to $33,003,500 for the year ended December 31, 1997. The change was primarily the result of the receipt of proceeds from the sales of Citrus Center and Richmond. Also contributing to the change was a reduction in payments for capital and tenant improvements and leasing costs. The change was partially offset by the increase in investments in debt securities. The increase in investment in debt securities is the result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return of these amounts while they are held for working capital purposes. These investments are of investment-grade and substantially all of them mature in less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and to potentially facilitate the refinancing of the mortgage loan collateralized by Glendale. During the year ended December 31, 1997, the Partnership spent $267,000 for capital and tenant improvements and leasing costs.

On August 1, 1997, the Partnership completed the sale of Citrus Center. Net proceeds from this transaction were $27,770,000. The Partnership distributed $27,500,000 or $275.00 per Unit on November 30, 1997 to Limited Partners of record as of August 1, 1997.

On December 31, 1997, the Partnership completed the sale of Richmond. Net proceeds from this transaction were $10,443,400. The Partnership will distribute $10,350,000 or $103.50 per Unit on May 31, 1997 to Limited Partners of record as of December 31, 1997.

On February 27, 1998, the Partnership completed the sale of Shoppes. Net proceeds from this transaction were approximately $10,550,000. The Partnership will distribute this amount or $105.50 per Unit, on August 31, 1998 to Limited Partners of record as of February 27, 1998.

The increase in net cash used for financing activities of $27,256,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996 was primarily due to increased distributions paid to Limited Partners in 1997 due to the special distribution of Citrus Center Sale Proceeds.

The Managing General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the Managing General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing data by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

As discussed in the 1996 Annual Report to Partners, the Partnership continues to face uncertainty as to the future performance of Glendale, despite the improved operating results. Increased competition in the regional area has resulted in a continued reduction in the sales at the two anchor tenants as well as the specialty tenants at Glendale. The leases of the two anchor tenants at Glendale expire in January 2001. It is still currently uncertain whether one or both of the anchor tenants will vacate at their lease termination dates. The loss of the anchor tenants without suitable replacements could result in the loss of many of the specialty tenants pursuant to contingency provisions within their respective leases. The Managing General Partner is continuing to pursue alternative tenants as well as exploring other possible options for Glendale. In addition to the issue related to the future tenancy levels at Glendale, the mortgage loan secured by Glendale matures (subject to extension options) on January 1, 1999. The Partnership is currently evaluating alternatives including extending or refinancing the existing mortgage loan or pursuing the sale of the property. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance of the mortgage.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the anticipated capital and tenant improvements and leasing costs that may be necessary to be made for Glendale. Accordingly, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1997, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $1,699,400.

Distributions to Limited Partners for the quarter ended December 31, 1997 were declared in the amount of $500,000 or $5.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale.

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

(a) & (e)  DIRECTORS
           ---------
  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 1998, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1998.

       Name                                                Office
       ----                                                ------

  Douglas Crocker II....................................   Director
  Sheli Z. Rosenberg....................................   Director

  Douglas Crocker II, 57, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Horizon Group, Inc. and Wellsford Real Properties, Inc. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 56, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, Inc. ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., American Classic Voyages Co., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------

  The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 1998 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                                Office
       ----                                                ------

  Douglas Crocker II..................... President and Chief Executive Officer
  Donald J. Liebentritt.................. Vice President
  Norman M. Field........................ Vice President - Finance and Treasurer

  PRESIDENT AND CEO--See Table of Directors above.

  Donald J. Liebentritt, 47, has been Vice President of the Managing General Partner since July 1997 and is Executive Vice President and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

  Norman M. Field, 49, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President and Treasurer of Great American from July 1983 until March 1995.
  Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995. Equality was sold in April 1995.

(d)  FAMILY RELATIONSHIPS
     --------------------

     There are no family relationships among any of the foregoing directors and officers.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
     ----------------------------------------

     With the exception of the bankruptcy matter disclosed under Items 10 (a),
     (b) and (e), there are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1997. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner. For additional information see Item 13 Certain Relationships and Related Transactions.

(e) None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1998, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 100,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1998 the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Managing General Partner or Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the Managing General Partner or Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. For the year ended December 31, 1997, these Affiliates were entitled to leasing, supervisory and property management fees of $232,600. In addition, other Affiliates of the Managing General Partner were entitled to $123,700 as reimbursements for insurance, personnel and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of $1,100 was due to Affiliates as of December 31, 1997, and $2,000 was due from Affiliates.

     As of December 31, 1997, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. The total of all real estate commissions incurred in connection with the sale of the Partnership's properties shall not exceed the lesser of the compensation customarily charged in arm's-length transactions or 6% of the sales price of the property. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

     Firstate Financial A Savings Bank ("Firstate"), an Affiliate of the Managing General Partner, was

--------  ----------------------------------------------

     owned by Affiliate of the Managing General Partners until its sale to an unrelated party in April 1997. Firstate is a tenant at Citrus Center. The rent per square foot paid by Firstate was comparable to that paid by other tenants at Citrus Center.

     In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1997, the General Partners were paid a Partnership Management Fee of $344,400, and allocated Net Profits of $548,100, which included a gain from the sale of property of 203,700.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner, is a Principal and the Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Rosenberg earned legal fees of $113,200 from the Partnership for the year ended December 31, 1997.

(c)  No management person is indebted to the Partnership.

(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                           BY:  FIRST CAPITAL FINANCIAL CORPORATION
                                MANAGING GENERAL PARTNER


Dated:   March 31, 1998        By:  /s/    DOUGLAS CROCKER II
      -------------------      -----------------------------------------
                                           DOUGLAS CROCKER II
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/    DOUGLAS CROCKER II     March 31, 1998   President, Chief Executive
--------------------------    --------------   Officer and Director of the
       DOUGLAS CROCKER II                      Managing General Partner

/s/    SHELI Z. ROSENBERG     March 31, 1998   Director of the Managing General
--------------------------    --------------   Partner
       SHELI Z. ROSENBERG

/s/    DONALD J. LIEBENTRITT  March 31, 1998   Vice President
----------------------------  --------------
       DONALD J. LIEBENTRITT

/s/    NORMAN M. FIELD        March 31, 1998   Vice President - Finance and
----------------------        --------------   Treasurer
       NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                               Pages
                                                            -----------
Report of Independent Auditors                                  A-2

Balance Sheets as of December 31, 1997 and 1996                 A-3

Statements of Partners' Capital for the Years Ended
December 31, 1997, 1996 and 1995                                A-3

Statements of Income and Expenses for the Years
Ended December 31, 1997, 1996 and 1995                          A-4

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995                                A-4

Notes to Financial Statements                               A-5 to A-7

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
December 31, 1997                                           A-8 and A-9

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

EXHIBIT (10)  Material Contracts
------------

Real Estate Sale Agreement and Closing Documents for the sale of Citrus Center filed as an exhibit to the Partnership's Report on Form 8-K filed on August 18, 1997 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Richmond Plaza Shopping Center filed as an exhibit to the Partnership's Report on Form 8-K filed on January 12, 1998 is incorporated herein by reference.

Real Estate Sale Agreement and Closing Documents for the sale of Shoppes of West Melbourne filed as an exhibit of the Partnership's Report on Form 8-K filed on March 16, 1998 is incorporated herein by reference.

EXHIBIT (13)  Annual Report to Security Holders
------------

The 1996 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule
------------

                         REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series IX
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series IX as of December 31, 1997 and 1996, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1997, and the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series IX at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                  Ernst & Young LLP


Chicago, Illinois
March 9, 1998

BALANCE SHEETS
December 31, 1997 and 1996
(All dollars rounded to nearest 00s)

                                                     1997          1996
----------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                             $ 5,841,900  $ 12,472,900
 Buildings and improvements                        22,451,500    56,754,100
----------------------------------------------------------------------------
                                                   28,293,400    69,227,000
 Accumulated depreciation and amortization         (9,587,600)  (19,444,900)
----------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                    18,705,800    49,782,100
Cash and cash equivalents                          22,387,300    15,693,500
Investments in debt securities                      4,862,000
Rents receivable                                      499,000       606,800
Escrow deposits                                       100,400        19,600
Other assets (primarily loan acquisition costs,
 net of accumulated amortization of $193,900 and
 $154,400, respectively)                               79,600       287,400
----------------------------------------------------------------------------
                                                  $46,634,100  $ 66,389,400
----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                            $ 6,559,700  $  7,339,500
 Accounts payable and accrued expenses                598,500       883,100
 Due to Affiliates, net                                62,600       123,800
 Security deposits                                     21,200       144,600
 Distributions payable                             10,905,600     1,166,700
 Other liabilities                                    353,600        58,500
----------------------------------------------------------------------------
                                                   18,501,200     9,716,200
----------------------------------------------------------------------------
Partners' capital:
 General Partners (deficit)                            86,700      (117,000)
 Limited Partners (100,000 Units issued and
  outstanding)                                     28,046,200    56,790,200
----------------------------------------------------------------------------
                                                   28,132,900    56,673,200
----------------------------------------------------------------------------
                                                  $46,634,100  $ 66,389,400
----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                         General     Limited
                                        Partners     Partners       Total
------------------------------------------------------------------------------
Partners' capital, January 1, 1995      $      --  $ 69,952,300  $ 69,952,300
Net income (loss) for the year ended
 December 31, 1995                        298,900    (5,907,500)   (5,608,600)
Distributions for the year ended
 December 31, 1995                       (388,900)   (3,500,000)   (3,888,900)
------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1995                                 (90,000)   60,544,800    60,454,800
Net income for the year ended December
 31, 1996                                 434,100       395,400       829,500
Distributions for the year ended
 December 31, 1996                       (461,100)   (4,150,000)   (4,611,100)
------------------------------------------------------------------------------
Partners' (deficit) capital, December
 31, 1996                                (117,000)   56,790,200    56,673,200
Net income for the year ended December
 31, 1997                                 548,100    12,206,000    12,754,100
Distributions for the year ended
 December 31, 1997                       (344,400)  (40,950,000)  (41,294,400)
------------------------------------------------------------------------------
Partners' capital, December 31, 1997    $  86,700  $ 28,046,200  $ 28,132,900
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1997        1996        1995
------------------------------------------------------------------------------
Income:
 Rental                                   $ 9,229,600 $11,181,100 $11,014,100
 Interest                                   1,386,100     846,200     959,900
 Gain on sales of property                  8,669,600
------------------------------------------------------------------------------
                                           19,285,300  12,027,300  11,974,000
------------------------------------------------------------------------------
Expenses:
 Interest                                     717,300     777,300     892,100
 Depreciation and amortization              1,839,100   2,410,800   2,414,900
 Property operating:
  Affiliates                                  297,900     819,200     643,200
  Nonaffiliates                             1,783,800   1,848,800   1,958,100
 Real estate taxes                            681,600   1,027,600     945,500
 Insurance--Affiliate                          99,700     122,900     104,500
 Repairs and maintenance                      864,400   1,172,500   1,197,000
 General and administrative:
  Affiliates                                   30,000      54,300      75,600
  Nonaffiliates                               217,400     264,400     351,700
 Provisions for value impairment                        2,700,000   9,000,000
------------------------------------------------------------------------------
                                            6,531,200  11,197,800  17,582,600
------------------------------------------------------------------------------
Net income (loss)                         $12,754,100 $   829,500 $(5,608,600)
------------------------------------------------------------------------------
Net income allocated to General Partners  $   548,100 $   434,100 $   298,900
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partner                                  $12,206,000 $   395,400 $(5,907,500)
------------------------------------------------------------------------------
Net income (loss) allocated to Limited
 Partners per Unit (100,000 Units
 outstanding)                             $    122.06 $      3.95    $ (59.08)
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1997, 1996 and 1995
(All dollars rounded to nearest 00s)

                                             1997         1996         1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income (loss)                       $ 12,754,100  $   829,500  $(5,608,600)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization             1,839,100    2,410,800    2,414,900
  Gain on sales of property                (8,669,600)
  Provisions for value impairment                        2,700,000    9,000,000
  Changes in assets and liabilities:
   Decrease (increase) in rents
    receivable                                107,800      101,500      (36,700)
   Decrease (increase) in other assets        168,300       32,100      (76,200)
   (Decrease) in accounts payable and
    accrued expenses                         (284,600)    (151,700)    (178,500)
   (Decrease) increase in due to
    Affiliates                                (61,200)     106,600     (108,000)
   Increase (decrease) in other
    liabilities                               295,100      (86,600)      (1,900)
--------------------------------------------------------------------------------
    Net cash provided by operating
     activities activities                  6,149,000    5,942,200    5,405,000
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of property           38,213,300
 Increase in investments in debt
  securities                               (4,862,000)
 Payments for capital and tenant
  improvements                               (267,000)    (622,100)  (2,677,300)
 (Increase) decrease in escrow deposits       (80,800)      51,600      (71,200)
--------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                  33,003,500     (570,500)  (2,748,500)
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                    (779,800)    (699,900)  (7,110,600)
 Proceeds from mortgage loan payable                                  8,500,000
 Payment of loan acquisition costs                                      (69,900)
 (Decrease) increase in security
  deposits                                   (123,400)      (2,600)      18,400
 Distributions paid to Partners           (31,555,500)  (4,500,000)  (3,555,500)
--------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                           (32,458,700)  (5,202,500)  (2,217,600)
--------------------------------------------------------------------------------
Net increase in cash and cash
 equivalents                                6,693,800      169,200      438,900
Cash and cash equivalents at the
 beginning of the year                     15,693,500   15,524,300   15,085,400
--------------------------------------------------------------------------------
Cash and cash equivalents at the end of
 the year                                $ 22,387,300  $15,693,500  $15,524,300
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year           $    717,300  $   777,300  $   942,100
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1997


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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred.

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

The Partnership evaluates its rental properties for impairments when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to fair value. Except as disclosed in Note 7, the Managing General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value at December 31, 1997. Substantially all of these securities had maturities of one year or less when purchased.

The Partnership's financial statements include financial instruments, including receivables, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on its property due to a decline in market value. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1997 and 1996.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1997, the General Partners were paid a Partnership Management Fee of $344,400, and allocated Net Profits of $548,100, which included a gain of $203,700 from the sale of two properties. For the year ended December 31, 1996, the General Partners were paid a Partnership Management Fee of $461,100, and allocated Net Profits of $434,100, which included a (loss) from provision for value impairment of $(27,000). For the year ended December 31, 1995, the General Partners were paid a Partnership Management Fee of $388,900, and allocated Net Profits of $298,900, which included a (loss) from provisions for value impairment of $(90,000).

Fees and reimbursements paid and payable to Affiliates for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                  1997                1996                 1995
                         ---------------------- ----------------- -----------------------
                                     Payable                                   Payable
                           Paid    (Receivable)   Paid   Payable     Paid    (Receivable)
-----------------------------------------------------------------------------------------
Real estate commission
 (a)                          None   $48,500        None $ 48,500       None   $48,500
Property management and
 leasing fees            $ 305,600    (2,000)   $650,700   71,000 $  711,500   (40,800)
Reimbursements of
 property insurance
 premiums, at cost          99,700      None     122,900     None    104,500      None
Legal                       98,200    15,000      74,100     None    137,500       300
Reimbursements of
 expenses, at cost:
 --Accounting               18,700       900      32,700    3,200     28,200     7,000
 --Investor
  communication              7,900       200      12,300      500     23,500     2,200
 --Other                      None      None         800      600       None      None
-----------------------------------------------------------------------------------------
                         $ 530,100   $62,600    $893,500 $123,800 $1,005,200   $17,200
-----------------------------------------------------------------------------------------

(a) As of December 31, 1997, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of one Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

Firstate Financial A Savings Bank ("Firstate"), a tenant at Citrus Center, was owned by an Affiliate of the Managing General Partner until its sale to an unrelated party in April 1997. The rent per square foot paid by Firstate was comparable to that paid by other tenants at Citrus Center.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1997 was as follows (excludes Shoppes, which was sold in February 1998):

                    1998        $1,592,200
                    1999         1,456,900
                    2000         1,373,100
                    2001           947,900
                    2002           823,600
                    Thereafter   1,931,200
                             -------------
                                $8,124,900
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1997, 1996 and 1995 were

$185,600, $336,000 and $385,500, respectively. To provide comparability in the financial statements, the Partnership netted the effects of real estate tax refunds from prior periods received in 1997 with any such amounts due to tenants and related rental revenues.

4. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at December 31, 1997 and 1996 consisted of the following non-recourse loan:

                          Principal balance at                                Estimated
Property Pledged as       --------------------- Interest  Maturity Periodic    Balloon
Collateral                 12/31/97   12/31/96    Rate    Date (d) Payment     Payment
-----------------------------------------------------------------------------------------
Glendale Center Shopping
 Mall (a)                 $6,559,700 $7,339,500 10.15%(b) 01/01/99   (c)    $5,783,200(d)
-----------------------------------------------------------------------------------------

(a) This property is owned through a joint venture. Amounts represent the Partnership's share of the liability and are not the total amount by which the property is encumbered.
(b) This interest rate represents the weighted average for the year ended December 31, 1997. The interest rate is subject to change in accordance with the provisions of the loan agreement. As of December 31, 1997, the interest rate on this loan was 10.4688%.
(c) The interest rate on this loan is variable at LIBOR plus 4.5% with interest payable monthly. Monthly payments of principal are made based on an 11-year amortization using an interest rate of 9.5%. The joint venture is required to pay annually additional principal equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year starting on March 31, 1996. Additionally, certain debt coverage requirements (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks would require additional principal payments. The additional principal payment that the joint venture is required to pay for the 1997 calendar year is $525,300, of which the Partnership's share is $262,600. The additional principal payment that the joint venture was required to pay for the 1996 calendar year was $444,600, of which the Partnership's share was $222,300. The loan agreement requires the Partnership to deposit funds with the mortgagee to be utilized for capital expenditures. As of December 31, 1997, the mortgagee was holding $100,400 on behalf of the Partnership.
(d) At its option, upon meeting certain covenants the Partnership has two options to extend the maturity date for one year each.

Amortization of scheduled mortgage loan principal payments for the remaining term of the loan:

                    1998  $  776,500
                    1999   5,783,200
                             -------
                          $6,559,700
                             -------

5. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors. The net effect of these accounting differences for the year ended December 31, 1997 was that the net results for financial statement purposes were $381,800 less than the net results for income tax reporting purposes. The aggregate cost of commercial rental properties for federal income tax purposes at December 31, 1997 was $39,993,400.

6. PROPERTY SALES:

On August 1, 1997, the Partnership consummated the sale of Citrus Center, located in Orlando, Florida, for a sale price of $28,500,000. Net proceeds, net of closing expenses, from this transaction were $27,770,000. The Partnership recorded a gain of $6,227,700 for the year ended December 31, 1997 in connection with this sale and distributed $27,500,000 or $275.00 per Unit on November 30, 1997 to Limited Partners of record as of August 1, 1997. For income tax reporting purposes, the Partnership reported a gain of $4,375,000 in connection with this sale for the year ended December 31, 1997.

On December 31, 1997, the Partnership consummated the sale of Richmond Plaza Shopping Center, located in Augusta, Georgia, for a sale price of $10,750,000. Net proceeds, net of actual and estimated closing expenses, from this transaction were $10,433,400. The Partnership recorded a gain of $2,441,900 for the year ended December 31, 1997 in connection with this sale and intends to distribute $10,350,000 or $103.50 per Unit on May 31, 1998 to Limited Partners of record as of December 31, 1997. For income tax reporting purposes, the Partnership reported a gain of $5,330,100 for the year ended December 31, 1997 in connection with this sale.

All of the above sales were all-cash transactions, with no further involvement on the part of the Partnership.

7. PROVISIONS FOR VALUE IMPAIRMENT:

During 1996, as a result of the effects of increased competition and uncertainty as to the retention of the two anchor tenants at Glendale, the Partnership recognized a provision for value impairment of $2,700,000 on its investment in Glendale. During 1995, as a result of depressed economic conditions in the retail industry, together with regional factors affecting its retail properties, the Partnership adjusted the carrying bases of Glendale and Shoppes of West Melbourne through the recording of provisions for value impairment of $6,300,00 and $2,700,000, respectively.

The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement).

8. SUBSEQUENT EVENT:

On February 27, 1998, the Partnership consummated the sale of Shoppes of West Melbourne, located in West Melbourne, Florida, for a sale price of $11,000,000. Net proceeds, net of actual and estimated closing expenses, were approximately $10,550,000. The Partnership will record a gain of approximately $1,975,000 for the quarter ending March 31, 1998 and intends to distribute $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1997


   Column A                Column B           Column C                Column D                         Column E
----------------          ----------  ----------------------- ------------------------- ----------------------------------------


                                          Initial cost            Costs capitalized                Gross amount at which
                                        to Partnership (1)    subsequent to acquisition         carried at close of period
                                      ----------------------- ------------------------- ---------------------------------------
                                                   Buildings                                           Buildings
                                                     and                                                 and
                            Encum-                 Improve-    Improve-     Carrying                   Improve-
  Description              brances       Land       ments       ments       Costs (2)      Land         ments       Total (3)(4)
----------------          ----------  ----------  ----------- ----------    --------    ----------    -----------   ------------
Shopping Centers:
Glendale Center
 Shopping Mall
 (Indianapolis, IN)
 (50% Interest)           $6,559,700  $4,932,600  $18,556,900  $2,324,100   $ 67,600    $2,887,600 (7) $13,993,600  $16,881,200 (8)

Shoppes of West
  Melbourne (West
  Melbourne, FL)                       4,133,000    8,782,800     973,600    222,800     2,954,300       8,457,900   11,412,200 (10)
                           ---------- ----------  -----------  ----------   --------    ----------     -----------  -----------

                           $6,559,700  $9,065,600  $27,339,700 $3,297,700   $290,400    $5,841,900     $22,451,500  $28,293,400
                           ==========  ==========  =========== ==========   ========    ==========     ===========  ===========




   Column A                    Column F    Column G     Column H    Column I
----------------              ----------  ----------  ----------- ------------
                                                                    Life on
                                                                     which
                                                                   deprecia-
                                                                  tion in lat-
                               Accumu-                             est income
                                lated      Date of                 statements
                               Deprecia-  construc-      Date        is com-
  Description                  tion (3)     tion       Acquired       puted
----------------              ----------  ----------  ----------- ------------
Shopping Centers:
Glendale Center
 Shopping Mall
 (Indianapolis, IN)                                                   35 (5)
 (50% Interest)              $6,792,100   1958 (9)     May 1985      3-13 (6)

Shoppes of West
  Melbourne (West                                                     35 (5)
  Melbourne, FL)              2,795,500   1984         Nov. 1985     3-13 (6)
                             ----------
                             $9,587,600
                             ==========

                       See notes on the following page.


                                 FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                                            NOTES TO SCHEDULE III

Note 1.   Amounts presented are net of rent guarantees.
Note 2.   Consists of legal fees, appraisal fees, title costs and other related professional fees.
Note 3.   The following is a reconciliation of activity in columns E and F:

                         December 31, 1997                December 31, 1996                     December 31, 1995
                    ---------------------------      -----------------------------         ---------------------------------
                                   Accumulated                        Accumulated                               Accumulated
                        Cost       Depreciation        Cost           Depreciation            Cost               Depreciation
                    -----------    ------------      -----------      ------------         -----------           ------------
Balance at
  beginning
  of the year       $69,227,000     $19,444,900      $71,304,900       $17,073,500         $77,627,600            $14,695,200

Additions
  during the
  year:

Improvements            267,000                          622,100                             2,677,300

Provisions
  for deprec-
  iation and
  amortization                        1,799,600                          2,371,400                                  2,378,300

Deductions
  during the
  year:

Cost of real
  estate sold
  or disposed       (41,200,600)

Accumulated
  depreciation
  on real
  estate sold
  or disposed                       (11,656,900)

Provisions
  for value
  impairment                                          (2,700,000)                           (9,000,000)
                   ------------    ------------      -----------       -----------         -----------            -----------
Balance
  at end of
  the year         $ 28,293,400    $  9,587,600      $69,227,000       $19,444,900         $71,304,900            $17,073,500
                   ============    ============      ===========       ===========         ===========            ===========

Note 4.   The aggregate cost for Federal income tax purposes is $39,993,400.
Note 5.   Estimated useful life for building.
Note 6.   Estimated useful life for improvements.
Note 7.   A parcel of land at Glendale Shopping Center was sold on October 9, 1992.
          The basis of the land was approximately $59,400.
Note 8.   Includes provisions for value impairment of $9,000,000.
Note 9.   Renovated in 1983 and 1984.
Note 10.  Includes a provision for value impairment of $2,700,000.