Form 10-Q
period 1998-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1998-05-14
CIK 716297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended                          March 31, 1998
                                    --------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to ___________________

     Commission File Number                           0-12946
                                    --------------------------------------------


               First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Florida                                              59-2255857
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 1000, Chicago, Illinois         60606-2607
--------------------------------------------------------     -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No  _____
                                         -----

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 24, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1998      December 31,
                                                     (Unaudited)      1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 2,887,600  $ 5,841,900
 Buildings and improvements                           13,994,500   22,451,500
------------------------------------------------------------------------------
                                                      16,882,100   28,293,400
Accumulated depreciation and amortization             (6,900,200)  (9,587,600)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        9,981,900   18,705,800
Cash and cash equivalents                             15,058,900   22,387,300
Investments in debt securities                        22,751,800    4,862,000
Rents receivable                                         494,200      499,000
Escrow deposits                                          120,000      100,400
Other assets (including loan acquisition costs, net
 of accumulated amortization of
 $125,400 and $193,900, respectively)                    126,800       79,600
------------------------------------------------------------------------------
                                                     $48,533,600  $46,634,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 6,149,500  $ 6,559,700
 Accounts payable and accrued expenses                   741,400      598,500
 Due to Affiliates                                       100,800       62,600
 Distributions payable                                21,455,600   10,905,600
 Security deposits                                         5,500       21,200
 Other liabilities                                       355,000      353,600
------------------------------------------------------------------------------
                                                      28,807,800   18,501,200
------------------------------------------------------------------------------
Partners' capital:
 General Partners                                        106,600       86,700
 Limited Partners (100,000 units issued and
  outstanding)                                        19,619,200   28,046,200
------------------------------------------------------------------------------
                                                      19,725,800   28,132,900
------------------------------------------------------------------------------
                                                     $48,533,600  $46,634,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 January 1, 1997                           $(117,000) $56,790,200  $56,673,200
Net income for the year ended December
 31, 1997                                    548,100   12,206,000   12,754,100
Distributions for the year ended December
 31, 1997                                   (344,400) (40,950,000) (41,294,400)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997          86,700   28,046,200   28,132,900
Net income for the quarter ended March
 31, 1998                                     75,500    2,623,000    2,698,500
Distributions for the quarter ended
 March 31, 1998                              (55,600) (11,050,000) (11,105,600)
-------------------------------------------------------------------------------
Partners' capital, March 31, 1998          $ 106,600  $19,619,200  $19,725,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1998        1997
--------------------------------------------------------------------------
Income:
 Rental                                            $ 1,130,100 $ 2,793,000
 Interest                                              424,700     204,000
 Gain on sale of property                            1,990,300
--------------------------------------------------------------------------
                                                     3,545,100   2,997,000
--------------------------------------------------------------------------
Expenses:
 Interest                                              161,400     182,100
 Depreciation and amortization                         149,500     608,100
 Property operating:
  Affiliates                                            36,500     112,700
  Nonaffiliates                                        208,500     552,000
 Real estate taxes                                     102,600     261,000
 Insurance--Affiliate                                   16,400      31,700
 Repairs and maintenance                                61,200     296,400
 General and administrative:
  Affiliates                                            10,300      10,300
  Nonaffiliates                                        100,200      63,800
--------------------------------------------------------------------------
                                                       846,600   2,118,100
--------------------------------------------------------------------------
Net income                                         $ 2,698,500 $   878,900
--------------------------------------------------------------------------
Net income allocated to General Partners           $    75,500 $   116,700
--------------------------------------------------------------------------
Net income allocated to Limited Partners           $ 2,623,000 $   762,200
--------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     26.23 $      7.62
--------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                          $ 2,698,500  $   878,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          149,500      608,100
  Gain on sale of property                            (1,990,300)
  Changes in assets and liabilities:
   Decrease in rents receivable                            4,800        6,800
   (Increase) decrease in other assets                   (57,100)      51,700
   Increase in accounts payable and accrued expenses     142,900      272,500
   Increase (decrease) in due to Affiliates               38,200      (33,800)
   Increase in other liabilities                           1,400      193,400
------------------------------------------------------------------------------
    Net cash provided by operating activities            987,900    1,977,600
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (800)      (2,100)
 (Increase) in investments in debt securities        (17,889,800)  (5,784,900)
 Proceeds from the sale of property                   10,575,400
 (Increase) in escrow deposits                           (19,600)     (22,000)
------------------------------------------------------------------------------
    Net cash (used for) investing activities          (7,334,800)  (5,809,000)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable            (410,200)    (259,700)
 Distributions paid to Partners                         (555,600)  (1,166,700)
 (Decrease) increase in security deposits                (15,700)       2,100
------------------------------------------------------------------------------
    Net cash (used for) financing activities            (981,500)  (1,424,300)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents           (7,328,400)  (5,255,700)
Cash and cash equivalents at the beginning of the
 period                                               22,387,300   15,693,500
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period   $15,058,900  $10,437,800
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                     $   161,400  $   182,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

Commercial rental property is recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over its estimated useful life. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of the respective lease. Maintenance and repair costs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis is reduced to fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain or loss is recognized in accordance with GAAP.

Investments in debt securities are comprised of obligations of the United States government and corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had a maturity of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1997 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1998 and 1997, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations, of $55,500 and $116,700, respectively. In addition, in 1998 the General Partners were allocated Net Profits from the sale of a property of $19,900.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1998 were as follows:

                                                         Paid   Payable
------------------------------------------------------------------------
Property management and leasing fees                   $ 10,600 $  7,000
Reimbursement of property insurance premiums, at cost     1,000   15,500
Real estate commission (a)                                 None   48,500
Legal                                                    18,500   20,000
Reimbursement of expenses, at cost:
 --Accounting                                              None    8,500
 --Investor communications                                 None    1,300
------------------------------------------------------------------------
                                                       $ 30,100 $100,800
------------------------------------------------------------------------

(a) As of March 31, 1998, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at March 31, 1998 and December 31, 1997 consisted of the following nonrecourse loan:

   Property             Partnership's Share of                  Average
    Pledged              Principal Balance at                   Interest           Maturity
 as Collateral         3/31/98              12/31/97            Rate (a)             Date
--------------------------------------------------------------------------------------------
Glendale Center
 Shopping Mall
 (50%)                $6,149,500           $6,559,700            10.17%            1/1/99(b)
--------------------------------------------------------------------------------------------

(a) This represents the weighted average interest rate for the three months ended March 31, 1998. The interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of March 31, 1998, the interest rate on this loan was 10.19%.
(b) Upon meeting certain covenants, the Partnership has two options to extend the maturity date for one year each.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1997.

4. PROPERTY SALE:

On February 27, 1998, the Partnership completed the sale of Shoppes of West Melbourne, located in West Melbourne, Florida, for a sale price of $11,000,000. Net proceeds, net of actual and estimated closing expenses was $10,575,400. The Partnership recorded a gain of $1,990,300 for the quarter ended March 31, 1998 and will distribute $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the Partnership's Annual Report for the year ended December 31, 1997 for a discussion of the Partnership's business.

Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income nor incurs expenses from such real property interests. Through March 31, 1998, the Partnership has sold all of its investments with the exception of its 50% interest in Glendale Center Shopping Mall ("Glendale").

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                           Comparative
                                      Operating Results (a)
                                     For the Quarters Ended
                                      3/31/98     3/31/97
------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
------------------------------------------------------------
Rental revenues                      $  894,700 $    869,000
------------------------------------------------------------
Property net income                  $  245,100 $     22,100
------------------------------------------------------------
Average occupancy                           88%          91%
------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues                      $  235,300 $  1,924,000
------------------------------------------------------------
Property net income                  $  147,500 $    727,400
------------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Sold Properties includes the results of Citrus Center (sold August 1,
    1997), Richmond Plaza Shopping Center ("Richmond") (sold December 31, 1997) and Shoppes of West Melbourne ("Shoppes") (sold February 27, 1998).

Net income for the Partnership for the three months ended March 31, 1998 increased by $1,819,600 when compared to the three months ended March 31, 1997. The increase was primarily due to the gain recorded in 1998 on the sale of Shoppes. The increase was partially offset by the absence of results in 1998 from Richmond and Citrus Center due to their sales in 1997. Net income, exclusive of the effects of the Sold Properties, increased by $409,200 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The increase was primarily due to improved operating results at Glendale and an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment. Partially offsetting the improved operating results was an increase in general and administrative expenses resulting from an increase in state taxes.

The following comparative discussion includes only the results of Glendale.

Rental revenues increased by $25,700 or 3% for the three month periods under comparison. The increase was primarily due to an increase in percentage rental income, which was due to actual 1997 tenant sales being greater than estimated. Partially offsetting the increase was the 1997 receipt as consideration for the early termination of a tenant's lease.

Interest expense decreased by $20,700 for the periods under comparison. The decrease was primarily due to the effects of principal payments made during the past 15 months on the mortgage loan collateralized by Glendale.

Real estate tax expense decreased by $26,600 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to the successful appeal of the taxing authorities' assessed value of Glendale, which has reduced the estimated tax liability for 1998.

Repair and maintenance expense decreased by $59,300 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. The decrease was primarily due to a decrease in snow removal costs resulting from a mild winter.

Property operating expenses decreased by $81,600 for the periods under comparison. The decrease was primarily due to a decrease in utility costs, which was also due to a mild winter. Also contributing to the decrease was reductions in security and professional costs.

To increase and/or maintain the occupancy at Glendale, the Managing General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or cash flows as determined by GAAP. The following table

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by GAAP and are not indicative of actual distributions to Partners and should not necessarily be considered as an alternative to the results disclosed in the Statements of Income and Expenses and Statements of Cash Flow.

                                                      Comparative Cash Flow
                                                         Results For the
                                                         Quarters Ended
                                                       3/31/98      3/31/97
------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $   447,500  $ 1,227,300
Items of reconciliation:
 Principal payments on mortgage loan                     410,200      259,700
 (Increase) decrease in current assets                   (52,300)      58,500
 Increase in current liabilities                         182,500      432,100
------------------------------------------------------------------------------
Net cash provided by operating activities            $   987,900  $ 1,977,600
------------------------------------------------------------------------------
Net cash (used for) investing activities             $(7,334,800) $(5,809,000)
------------------------------------------------------------------------------
Net cash (used for) financing activities             $  (981,500) $(1,424,300)
------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $779,800 for the three months ended March 31, 1998 when compared to three months ended March 31, 1997 was primarily due to the absence of results from the Partnership's Sold Properties. The decrease was partially offset by improved operating results at Glendale, exclusive of depreciation and amortization, as previously discussed, together with increased interest income on the Partnership's short-term investments.

The decrease of $7,328,400 in the Partnership's cash position during the three months ended March 31, 1998 was primarily the result of the increase in investments in debt securities, partially offset by the receipt of proceeds from the sale of Shoppes. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1998 were comprised of amounts held for working capital purposes and undistributed Proceeds from the sales of Shoppes and Richmond.

The decrease in net cash provided by operating activities of $989,700 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to the effects on the Partnership's operating results from the 1997 sales of Citrus Center and Richmond and the 1998 sale of Shoppes.

Net cash used for investing activities increased by $1,525,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997. This increase was primarily due to the Partnership investing a greater portion of its undistributed Sale Proceeds in investments with longer terms. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and to potentially facilitate the refinancing of the mortgage loan collateralized by Glendale. During the three months ended March 31, 1998, the Partnership spent $800 for building and tenant improvements.

As more fully discussed in the Partnership's Annual Report for the year ended December 31, 1997, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination dates (January 2001) would have a dramatic adverse impact on the operations of the property. The Managing General Partner is exploring alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

On February 27, 1998, the Partnership consummated the sale of Shoppes for a sale price of $11,000,000. Proceeds, net of actual and estimated closing expenses, amounted to $10,575,400. In connection with this sale, the Partnership will distribute $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

On May 31, 1998, the Partnership will distribute $10,350,000 or $103.50 per Unit to Limited Partners of record as of December 31, 1997. This distribution represents approximately the net proceeds realized from the December 31, 1997 sale of Richmond.

The decrease in net cash used for financing activities of $442,800 for the three months ended March 31, 1998 when compared to the three months ended March 31, 1997 was primarily due to a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners in line with reduced operating results following the sale of several Partnership properties. The decrease was partially offset by an increase in principal payments on the mortgage loan collateralized by Glendale. The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance. This mortgage loan matures in January 1999, subject to fulfilling covenants that would provide the Partnership with 2 extension options of one year each. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance on the mortgage loan.

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

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainty surrounding Glendale. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the Partnership's best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. During the three months ended March 31, 1998, the Partnership utilized $108,100 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distributions to Partners.

Distributions to Limited Partners for the quarter ended March 31, 1998 were declared in the amount of $500,000, or $5.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------

          (a)  Exhibits: None

          (b)  Reports on Form 8-K:

               A report on Form 8-K was filed on March 16, 1998, reporting the sale of Shoppes of West Melbourne.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             By:  FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER

Date:  May 15, 1998          By:  /s/  DOUGLAS CROCKER II
       ------------               --------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  May 15, 1998          By:  /s/  NORMAN M. FIELD
       ------------               --------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer