Form 10-Q
period 1998-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1998-08-13
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended     June 30, 1998
                         -------------------------

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES IX
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1998      December 31,
                                                     (Unaudited)      1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 2,887,600  $ 5,841,900
 Buildings and improvements                           13,994,400   22,451,500
------------------------------------------------------------------------------
                                                      16,882,000   28,293,400
Accumulated depreciation and amortization             (7,008,400)  (9,587,600)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        9,873,600   18,705,800
Cash and cash equivalents                             10,422,000   22,387,300
Investments in debt securities                        16,889,300    4,862,000
Rents receivable                                         392,200      499,000
Escrow deposits                                          139,500      100,400
Other assets (including loan acquisition costs, net
 of accumulated amortization of $135,200 and
 $115,400, respectively)                                 143,000       79,600
------------------------------------------------------------------------------
                                                     $37,859,600  $46,634,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 5,998,400  $ 6,559,700
 Accounts payable and accrued expenses                   588,500      598,500
 Due to Affiliates, net                                   71,500       62,600
 Distributions payable                                10,994,500   10,905,600
 Security deposits                                         5,500       21,200
 Other liabilities                                       353,200      353,600
------------------------------------------------------------------------------
                                                      18,011,600   18,501,200
------------------------------------------------------------------------------
Partners' capital:
 General Partners                                        106,600       86,700
 Limited Partners (100,000 units issued and
  outstanding)                                        19,741,400   28,046,200
------------------------------------------------------------------------------
                                                      19,848,000   28,132,900
------------------------------------------------------------------------------
                                                     $37,859,600  $46,634,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $(117,000) $ 56,790,200  $ 56,673,200
Net income for the year ended December
 31, 1997                                  548,100    12,206,000    12,754,100
Distributions for the year ended
 December 31, 1997                        (344,400)  (40,950,000)  (41,294,400)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997        86,700    28,046,200    28,132,900
Net income for the six months ended
 June 30, 1998                             119,900     3,145,200     3,265,100
Distributions for the six months ended
 June 30, 1998                            (100,000)  (11,450,000)  (11,550,000)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1998         $ 106,600  $ 19,741,400  $ 19,848,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

STATEMENTS OF INCOME AND EXPENSES
for the quarters ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $  812,100 $2,981,700
 Interest                                             468,400    227,400
------------------------------------------------------------------------
                                                    1,280,500  3,209,100
------------------------------------------------------------------------
Expenses:
 Interest                                             156,800    181,300
 Depreciation and amortization                        118,000    600,800
 Property operating:
  Affiliates                                            9,400    100,800
  Nonaffiliates                                       209,900    485,300
 Real estate taxes                                     88,100    200,200
 Insurance--Affiliate                                   9,500     25,000
 Repairs and maintenance                               55,600    287,600
 General and administrative:
  Affiliates                                            7,900      5,700
  Nonaffiliates                                        58,700     64,200
------------------------------------------------------------------------
                                                      713,900  1,950,000
------------------------------------------------------------------------
Net income                                         $  566,600 $1,258,200
------------------------------------------------------------------------
Net income allocated to General Partners           $   44,400 $  116,600
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  522,200 $1,141,600
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     5.22 $    11.42
------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $1,942,200 $5,774,700
 Interest                                             893,100    431,400
 Gain on sale of property                           1,990,300
------------------------------------------------------------------------
                                                    4,825,600  6,206,100
------------------------------------------------------------------------
Expenses:
 Interest                                             318,200    363,400
 Depreciation and amortization                        267,500  1,208,900
 Property operating:
  Affiliates                                           28,700    213,500
  Nonaffiliates                                       435,600  1,037,300
 Real estate taxes                                    190,700    461,200
 Insurance--Affiliate                                  25,900     56,700
 Repairs and maintenance                              116,800    584,000
 General and administrative:
  Affiliates                                           18,200     16,000
  Nonaffiliates                                       158,900    128,000
------------------------------------------------------------------------
                                                    1,560,500  4,069,000
------------------------------------------------------------------------
Net income                                         $3,265,100 $2,137,100
------------------------------------------------------------------------
Net income allocated to General Partners           $  119,900 $  233,300
------------------------------------------------------------------------
Net income allocated to Limited Partners           $3,145,200 $1,903,800
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $    31.45 $    19.04
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                        1998         1997
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                         $  3,265,100  $ 2,137,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of property                            (1,990,300)
  Depreciation and amortization                          267,500    1,208,900
  Changes in assets and liabilities:
   Decrease in rents receivable                          106,800       58,100
   (Increase) in other assets                            (83,100)     (20,000)
   (Decrease) increase in accounts payable and
    accrued expenses                                     (10,000)     288,900
   Increase (decrease) in due to Affiliates                8,900      (39,600)
   (Decrease) increase in other liabilities                 (400)     165,900
------------------------------------------------------------------------------
    Net cash provided by operating activities          1,564,500    3,799,300
------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements               (700)     (95,300)
 Proceeds from sale of property                       10,575,400
 (Increase) in investments in debt securities        (12,027,300)  (8,841,800)
 (Increase) in escrow deposits                           (39,100)     (34,000)
------------------------------------------------------------------------------
    Net cash (used for) investing activities          (1,491,700)  (8,971,100)
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable            (561,300)    (351,000)
 Distributions paid to Partners                      (11,461,100)  (2,333,300)
 (Decrease) in security deposits                         (15,700)     (10,500)
------------------------------------------------------------------------------
    Net cash (used for) financing activities         (12,038,100)  (2,694,800)
------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents          (11,965,300)  (7,866,600)
Cash and cash equivalents at the beginning of the
 period                                               22,387,300   15,693,500
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period  $ 10,422,000  $ 7,826,900
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                    $    318,200  $   304,100
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES IX
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1998

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

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

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to fair value. Management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1998, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations, of $44,400 and $100,000, respectively. In addition, during the six months ended June 30, 1998 the General Partners were allocated a gain of $19,900 from the sale of a Partnership property. For the quarter and six months June 30, 1997 the General Partners were paid a Partnership Management Fee and were allocated Net Profits of $116,600 and $233,300, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1998 were as follows:

                                                             Paid
                                                  Quarter Six Months Payable
----------------------------------------------------------------------------
Asset management fees                             $13,000  $23,600   $ 1,800
Reimbursement of property insurance premiums, at
 cost                                               7,000    8,000    17,900
Real estate commission (a)                           None     None    48,500
Legal                                              32,300   50,800     2,300
Reimbursement of expenses, at cost
 --Accounting                                       9,100    9,100       700
 --Investor communications                          2,800    2,800       300
----------------------------------------------------------------------------
                                                  $64,200  $94,300   $71,500
----------------------------------------------------------------------------

(a) As of June 30, 1998, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at June 30, 1998 and December 31, 1997 consisted of the following non-recourse loan:

   Property           Partnership's share of
  Pledged as           Principal Balance at                Interest           Maturity
  Collateral          6/30/98            12/31/97            Rate               Date
----------------------------------------------------------------------------------------
Glendale Center
 Shopping
 Mall (50%)          $5,998,400         $6,559,700         10.17%(a)         1/1/1999(b)
----------------------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the six months ended June 30, 1998. This interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of June 30, 1998, the interest rate on this loan was 10.16%.
(b) Upon fulfilling certain covenants, the Partnership has two options to extend the maturity date for one year each.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1997.

4. PROPERTY SALE:

On February 27, 1998, the Partnership completed the sale of Shoppes of West Melbourne, located in West Melbourne, Florida, for a sale price of $11,000,000. Sale Proceeds, net of actual and estimated closing expenses was $10,575,400. The Partnership recorded a gain of $1,990,300 for the six months ended June 30, 1998 and will distribute $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income nor incurs expenses from such real property interests. Through June 30, 1998, the Partnership has sold all of its real property investments with the exception of its 50% interest in Glendale Center Shopping Mall ("Glendale").

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and six months ended June 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                         Comparative Operating Results (a)
                           For the               For the
                       Quarters Ended       Six Months Ended
                     6/30/98    6/30/97    6/30/98    6/30/97
---------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues      $817,300  $1,030,900 $1,712,000 $1,899,900
---------------------------------------------------------------
Property net income  $167,000  $  375,100 $  412,100 $  397,200
---------------------------------------------------------------
Average Occupancy         88%         91%        88%        91%
---------------------------------------------------------------
SOLD PROPERTIES (B)
Rental revenues      $ (5,100) $1,950,800 $  230,200 $3,874,800
---------------------------------------------------------------
Property net income  $  1,800  $  722,700 $  149,300 $1,450,100
---------------------------------------------------------------

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

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and six months ended June 30, 1998 and 1997.

Net income increased by $1,128,000 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily due to the gain recorded during 1998 on the sale of Shoppes. The increase was also due to an increase in interest earned on the Partnership's short-term investments due to an increase in cash available for investment. The increase was partially offset by the absence of results in 1998 from Richmond and Citrus Center due to their sales in 1997 and to a lesser extent from Shoppes due to its February 27, 1998 sale.

Net income decreased by $691,600 for the quarter ended June 30, 1998 when compared to the quarter ended June 30, 1997. The decrease was primarily due to the absence of results in 1998 from the Sold Properties. The decrease was partially offset by the increase in interest earned on the Partnership's short-term investments.

Net income exclusive of Sold Properties increased by $34,800 and $439,500 for the quarter and six months ended June 30, 1998 when compared to the six months ended June 30, 1997, respectively. The increase was primarily due to the increase in interest earned on the Partnership's short-term investments. The increase was partially offset by the 1997 receipt of consideration from tenants at Glendale for the early termination of their leases.

The following discussion includes only the results of Glendale.

Rental revenues decreased by $213,600 or 20.8% and $187,900 or 9.9% for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decreases were primarily due to consideration received for the early termination of tenants' leases in 1997. Also contributing to the decreases was a decrease in tenant reimbursements for common area maintenance. The decreases were partially offset by increases in percentage rental income, which was due to an increase in tenants' sales.

Real estate tax expense increased by $40,200 and $13,400 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The increases were primarily due to a reduction in estimated expense for 1997 due to a successful appeal for a reduction in the taxing authority's assessed value of Glendale.

Interest expense decreased by $24,600 and $45,200 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decreases were primarily due to the effects of principal payments made during the past 18 months on the Glendale mortgage loan.

Property operating expenses decreased by $72,100 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997, respectively. The decrease was primarily the result of decreases in security and advertising and promotional costs. Property operating expenses remained relatively unchanged for the quarterly periods under comparison.

Repairs and maintenance expenses decreased by $24,500 and $83,300 for the quarter and six months ended June 30, 1998 when compared to the quarter and six months ended June 30, 1997, respectively. The decrease was primarily due to a decrease in snow removal for the six-month periods under comparison. In addition, the decreases for the quarterly and six-month periods under comparison were due to an overall general decline in repair and maintenance expenses.

To increase and/or maintain occupancy levels at the Partnership's remaining property, the Managing General Partner, through its Affiliated and unaffiliated asset and property management groups, continues to take the following actions:
1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

                                                           Comparative
                                                        Cash Flow Results
                                                     For the Six Months Ended
                                                       6/30/98       6/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $    981,000  $ 2,995,000
Items of reconciliation:
 Principal payments on mortgage loan                      561,300      351,000
 Decrease in current assets                                23,700       38,100
 (Decrease) increase in current liabilities                (1,500)     415,200
-------------------------------------------------------------------------------
Net cash provided by operating activities            $  1,564,500  $ 3,799,300
-------------------------------------------------------------------------------
Net cash (used for) investing activities               (1,491,700) $(8,971,100)
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(12,038,100) $(2,694,800)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $2,014,000 for the six months ended June 30, 1998 when compared to six months ended June 30, 1997 was primarily due to the absence of results from the Partnership's Sold Properties. The decrease was partially offset by the increased interest earned on the Partnership's short-term investments, as previously discussed.

The decrease of $11,945,900 in the Partnership's cash position for the six months ended June 30, 1998 was primarily the result of the increase in investments in debt securities, principal payments on mortgage loan payable and distributions paid to Partners exceeding the receipt of Sale Proceeds from Shoppes and net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1998 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $2,234,800 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997 was primarily due to the effects on the operating results from the 1997 sales of Citrus Center and Richmond and the 1998 sale of Shoppes.

Net cash used for investing activities decreased by $7,479,400 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. This decrease was primarily due the 1998 receipt of proceeds from the sale of Shoppes. Partially offsetting the decrease was an increase in investments in debt securities. This increase was primarily due to the Partnership investing a greater portion of its undistributed Sales Proceeds in investments with longer terms to improve returns prior to distribution to Partners. These investments are of investment grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and to potentially facilitate the refinancing of the mortgage loan collateralized by Glendale. During the six months ended June 30, 1998, the Partnership spent $700 for building and tenant improvements.

As more fully disclosed in the Partnership's Annual Report for the year ended December 31, 1997, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination dates (January 2001) would have a dramatic adverse impact on the operations of the property. The Managing General Partner is exploring alternatives for Glendale, which include, but are not limited to, pursuing other tenants and the sale of the property.

On February 27, 1998, the Partnership consummated the sale of Shoppes for a sale price of $11,000,000. Sale Proceeds, net of actual and estimated closing expenses, amounted to $10,575,400. In connection with this sale, the Partnership will distribute $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

On May 31, 1998, the Partnership distributed $10,350,000 or $103.50 per Unit to Limited Partners of record as of December 31, 1997. This distribution represented the approximate net proceeds realized from the December 31, 1997 sale of Richmond.

Net cash used for financing activities increased by $9,343,300 for the six months ended June 30, 1998 when compared to the six months ended June 30, 1997. The increase was primarily due to the special distribution of Sale Proceeds from the sale of Richmond. Exclusive of the Richmond distribution, there was a decrease of $1,006,700 in net cash used for financing activities for the comparable periods. This decrease was primarily due to a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners in line with reduced operating results following the sale of several Partnership properties. This decrease was partially offset by an increase in principal payments on the mortgage loan collateralized by Glendale. The mortgage loan collateralized by Glendale contains provisions that require that a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance. This mortgage loan matures in January 1999. Subject to fulfilling covenants, the Partnership has two extension options of one year each. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance on the mortgage loan.

The Managing General Partner, on behalf of the Partnership, has contracted for substantially all of its business activities with certain principal entities for which computer programs are utilized. Each of these companies is financially responsible and have represented to management of the Managing General Partner that they are taking appropriate steps for modifications needed to their respective systems to accommodate processing date by Year 2000. Accordingly, the Partnership anticipates incurring no material Year 2000 costs and is currently not aware of any material contingencies related to this matter.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainty surrounding Glendale. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the six months ended June 30, 1998, the Partnership utilized $38,400 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners.

Distributions to Limited Partners for the quarter ended June 30, 1998 were declared in the amount of $400,000, or $4.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. Following the special distribution of proceeds from the sale of Shoppes, it is expected that future distributions of Cash Flow (as defined in the Partnership Agreement) will be reduced in line with the Partnership's smaller asset base. Additionally, the amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             By:   FIRST CAPITAL FINANCIAL CORPORATION
                                   MANAGING GENERAL PARTNER

Date:  August 14, 1998       By:   /s/  DOUGLAS CROCKER II
       ---------------             -------------------------------------
                                        DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  August 14, 1998       By:   /s/  NORMAN M. FIELD
       ---------------             --------------------------------------
                                        NORMAN M. FIELD
                                   Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K
-------          --------------------------------

            (a)  Exhibits: None

            (b)  Reports on Form 8-K:

                 There were no reports filed on Form 8-K during the quarter ended June 30, 1998.