Form 10-Q
period 1998-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1998-11-13
CIK 716297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended      September 30, 1998
                           -------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    ---------------------    -------------------

     Commission File Number     0-12946
                            ---------------


               First Capital Income Properties, Ltd. - Series IX
            ------------------------------------------------------
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

                                (312) 207-0020
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income nor incurs expenses from such real property interests. Through September 30, 1998, the Partnership has sold all of its real property investments with the exception of its 50% interest in Glendale Center Shopping Mall ("Glendale").

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the quarters and nine months ended September 30, 1998 and 1997. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                                Comparative Operating Results (a)
                                  For the               For the
                              Quarters Ended       Six Months Ended
                            9/30/98    9/30/97    9/30/98    9/30/97
----------------------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues             $800,100  $  847,900 $2,512,100 $2,747,800
----------------------------------------------------------------------
Property net
 income (b)                 $149,100  $  124,500 $  561,200 $  521,700
----------------------------------------------------------------------
Average occupancy                84%         89%        87%        90%
----------------------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues             $ 11,400  $1,176,200 $  241,600 $5,051,000
----------------------------------------------------------------------
Property net (loss) income  $(36,000) $  500,500 $  113,300 $1,950,600
----------------------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Property net income excludes the provision for value impairment recorded for the quarter and nine months ended September 30, 1998.
(c) Sold Properties includes the results of Citrus Center (sold August 1,
    1997), Richmond Plaza Shopping Center ("Richmond") (sold December 31, 1997) and Shoppes of West Melbourne ("Shoppes") (sold February 27, 1998). The gains recorded on the sales of these properties are not included in this table.

Unless otherwise disclosed, discussions of fluctuations between 1998 and 1997 refer to both the quarters and nine months ended September 30, 1998 and 1997.

Net results for the Partnership decreased by $8,857,100 and $7,729,100 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decreases were primarily due to the 1997 gain recorded on the sale of Citrus Center, which was partially offset for the nine-month periods under comparison by the 1998 gain recorded on the sale of Shoppes. The decreases were also due to the absence of results from the Sold Properties and the provision for value impairment recorded in 1998 for Glendale.

Net income, exclusive of Sold Properties and provision for value impairment, increased by $323,700 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The increase was primarily due to an increase in interest earned on the Partnership's short-term investments which was the result of an increase in the average cash available for investment. Also contributing to the increase was improved operating results at Glendale.

Net income, exclusive of Sold Properties and provision for value impairment, decreased by $119,800 for the quarter ended September 30, 1998 when compared to the quarter ended September 30, 1997. The decrease was primarily due to a decrease in interest earned on short-term investments resulting from a decrease in cash available for investment.

The following comparative discussion includes the results of Glendale only.

Rental revenues decreased by $47,800 or 5.6% and $235,700 or 8.6% for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decrease for the nine-month periods under comparison was primarily due to the 1997 receipt for the early termination of tenants' leases. The decreases for the quarterly and nine-month periods under comparison were also due to a reduction in base rental income, which was due to the decline in average occupancy. The decreases were also due to a reduction in tenant reimbursements for common area maintenance and real estate taxes, which is attributed to the decline in average occupancy.

Real estate tax expense decreased by $12,900 for the quarterly periods under comparison. The decrease was primarily due to a reduction in estimated expense for 1998, which was the result of a lower assessed value due to several successful appeals. Real estate tax expense remained relatively unchanged for the nine-month periods under comparison.

Interest expense decreased by $25,100 and $70,300 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decreases were primarily due to the effects of principal payments made during the last 21 months on the Glendale mortgage loan.

Property operating expenses decreased by $27,900 and $96,200 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decreases were primarily the result of decreases in security, utility and advertising and promotional costs at Glendale.

Repairs and maintenance expenses decreased by $10,900 and $94,200 for the quarter and nine months ended September 30, 1998 when compared to the quarter and nine months ended September 30, 1997, respectively. The decrease was primarily due to a reduction in snow removal for the nine-month periods under comparison. In addition, the decreases for the quarterly and nine-month periods under comparison were due to a reduction in ordinary repairs to the interior and exterior of the property.

To increase and/or maintain the occupancy level at the Partnership's remaining property, the Managing General Partner, through its asset and property management groups, continues to take the following actions: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenants' leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                           Comparative
                                                        Cash Flow Results
                                                       For the Nine Months
                                                              Ended
                                                       9/30/98       9/30/97
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $  1,344,600  $ 4,129,100
Items of reconciliation:
 Principal payments on mortgage loan                      716,000      634,700
 Decrease in current assets                               139,800      117,700
 Increase in current liabilities                           89,800      202,600
-------------------------------------------------------------------------------
Net cash provided by operating activities            $  2,290,200  $ 5,084,100
-------------------------------------------------------------------------------
Net cash provided by investing activities            $  7,524,000  $11,670,000
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(23,187,400) $(4,237,800)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $2,784,500 for the nine months ended September 30, 1998 when compared to nine months ended September 30, 1997 was primarily due to the absence of results from the Partnership's Sold Properties. The decrease was partially offset by the increased interest earned on the Partnership's short-term investments, as previously discussed.

The decrease of $13,373,200 in the Partnership's cash position for the nine months ended September 30, 1998 was primarily the result of distributions paid to Partners, an increase in investments in debt securities and principal payments on mortgage loans payable exceeding the receipt of Sale Proceeds from the sale of Shoppes and net cash provided by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of September 30, 1998 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $2,793,900 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily due to the effects on the operating results from the 1997 sales of Citrus Center and Richmond and the 1998 sale of Shoppes.

Net cash provided by investing activities decreased by $4,146,000 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997. The decrease was primarily due to the 1997 receipt of proceeds from the sale of Citrus Center exceeding the 1998 receipt of proceeds from the sale of Shoppes. The decrease was partially offset by a net decrease in the incremental amount of investments in debt securities as funds were made available for distribution to Limited Partners. The investment in debt securities is a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment-grade and mature less than one year from their date of purchase.

The Partnership maintains working capital reserves to pay for capital expenditures and to potentially facilitate the refinancing of the mortgage loan collateralized by Glendale. During the nine months ended September 30, 1998, the Partnership spent $700 for building and tenant improvements.

As more fully disclosed in the Partnership's annual report for the year ended December 31, 1997, the future tenancy level at Glendale is uncertain. The potential loss of one or both of its anchor tenants at their lease termination date (January 2001) would have a dramatic adverse impact on the operations of the property. The Managing General Partner is exploring alternatives for Glendale, which includes, but is not limited to, the sale of the property.

On February 27, 1998, the Partnership consummated the sale of Shoppes for a sale price of $11,000,000. Sale Proceeds, net of closing expenses, amounted to $10,575,400. In connection with this sale, the Partnership distributed $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

On May 31, 1998, the Partnership distributed $10,350,000 or $103.50 per Unit to Limited Partners of record as of December 31, 1997. This distribution represented the approximate net proceeds realized from the December 31, 1997 sale of Richmond.

The increase in net cash used for financing activities of $18,949,600 for the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997 was primarily due to the special distribution of Richmond and Shoppes Sales Proceeds. Exclusive of those distributions there was a decrease of $1,950,400 in net cash used for financing activities for the comparable periods. The decrease was primarily due to a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners in line with reduced operating results following the sale of several Partnership properties. In addition, the Partnership made increased principal payments on the mortgage loan collateralized by Glendale.

The mortgage loan collateralized by Glendale contains provisions that require a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance. The Partnership informed its lender of its intention to exercise its first of two options to extend the maturity of this loan. Pursuant to the covenants of the extension, the Partnership was required to reduce the Partnership's share of Principal balance outstanding to less than $5,625,000 by December 31, 1998. In October 1998, the Partnership paid $114,500 to comply with that extension requirement. This loan now matures in January 2000. Subject to fulfillment of certain covenants, the Partnership has one extension option of one year.

The year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, fixed assets, investor services, computer hardware, telecommunications systems and health, security, fire and life safety systems.

The Partnership has engaged Affiliated and unaffiliated entities to perform all of its critical functions that utilize software that may have time-sensitive applications. All of these service providers are providing these services for their own organizations as well as for their clients. The Managing General Partner, on behalf of the Partnership, has been in close communication with each of these service providers regarding steps that they are taking to assure that there will be no serious interruption of the operations of the Partnership resulting from Year 2000 problems. Based on the results of these inquiries, as well as a review of the disclosures by these service providers, the Managing General Partner believes that the Partnership will be able to continue normal business operations and will incur no material costs related to Year 2000 issues.

The Partnership has not formulated a contingency plan. However, the Managing General Partner believes that based on the size of the Partnership's portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainties surrounding Glendale. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the nine months ended September 30, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves was $202,900.

Distributions to Limited Partners for the quarter ended September 30, 1998 were declared in the amount of $150,000, or $1.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     September 30,
                                                         1998      December 31,
                                                      (Unaudited)      1997
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                 $ 2,887,600  $ 5,841,900
 Buildings and improvements                            11,994,400   22,451,500
-------------------------------------------------------------------------------
                                                       14,882,000   28,293,400
Accumulated depreciation and amortization              (7,116,100)  (9,587,600)
-------------------------------------------------------------------------------
Total investment properties, net of accumulated
 depreciation and amortization                          7,765,900   18,705,800
Cash and cash equivalents                               9,014,100   22,387,300
Investments in debt securities                          7,851,000    4,862,000
Rents receivable                                          387,500      499,000
Escrow deposits                                           162,100      100,400
Other assets (including loan acquisition costs, net
 of accumulated amortization of $145,100 and
 $115,500, respectively)                                   21,700       79,600
-------------------------------------------------------------------------------
                                                      $25,202,300  $46,634,100
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                                $ 5,843,700  $ 6,559,700
 Accounts payable and accrued expenses                    694,500      598,500
 Due to Affiliates                                         56,200       62,600
 Distributions payable                                    166,700   10,905,600
 Security deposits                                          5,400       21,200
 Other liabilities                                        353,800      353,600
-------------------------------------------------------------------------------
                                                        7,120,300   18,501,200
-------------------------------------------------------------------------------
Partners' capital:
 General Partners                                             --        86,700
 Limited Partners (100,000 units issued and
  outstanding)                                         18,082,000   28,046,200
-------------------------------------------------------------------------------
                                                       18,082,000   28,132,900
-------------------------------------------------------------------------------
                                                      $25,202,300  $46,634,100
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1998 (Unaudited) and the year ended December 31, 1997
(All dollars rounded to nearest 00s)

                                            General     Limited
                                           Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                      $(117,000) $56,790,200  $56,673,200
Net income for the year ended December
 31, 1997                                    548,100   12,206,000   12,754,100
Distributions for the year ended December
 31, 1997                                   (344,400) (40,950,000) (41,294,400)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997          86,700   28,046,200   28,132,900
Net income for the nine months ended
 September 30, 1998                           30,000    1,635,800    1,665,800
Distributions for the nine months ended
 September 30, 1998                         (116,700) (11,600,000) (11,716,700)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1998      $     --   $18,082,000  $18,082,000
-------------------------------------------------------------------------------

                                                                               4
    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX
STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1998         1997
----------------------------------------------------------------------------
Income:
 Rental                                              $   800,000  $2,024,000
 Interest                                                330,400     493,400
 Gain on sale of property                                          6,218,200
----------------------------------------------------------------------------
                                                       1,130,400   8,735,600
----------------------------------------------------------------------------
Expenses:
 Interest                                                154,200     179,300
 Depreciation and amortization                           117,600     378,200
 Property operating:
  Affiliates                                              12,500      79,100
  Nonaffiliates                                          213,200     392,500
 Real estate taxes                                       117,100     182,400
 Insurance--Affiliate                                     16,100      23,800
 Repairs and maintenance                                  50,500     175,400
 General and administrative:
  Affiliates                                               7,300       6,800
  Nonaffiliates                                           41,200      60,300
Provision for value impairment                         2,000,000
----------------------------------------------------------------------------
                                                       2,729,700   1,477,800
----------------------------------------------------------------------------
Net (loss) income                                    $(1,599,300) $7,257,800
----------------------------------------------------------------------------
Net (loss) income allocated to General Partners      $   (89,900) $  229,200
----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners      $(1,509,400) $7,028,600
----------------------------------------------------------------------------
Net (loss) income allocated to Limited Partners per
 Unit (100,000 Units outstanding)                    $    (15.09) $    70.29
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1998       1997
------------------------------------------------------------------------
Income:
 Rental                                            $2,742,200 $7,798,700
 Interest                                           1,223,500    924,800
 Gain on sale of property                           1,990,300  6,218,200
------------------------------------------------------------------------
                                                    5,956,000 14,941,700
------------------------------------------------------------------------
Expenses:
 Interest                                             472,400    542,700
 Depreciation and amortization                        385,100  1,587,100
 Property operating:
  Affiliates                                           41,200    292,600
  Nonaffiliates                                       648,800  1,429,800
 Real estate taxes                                    307,800    643,600
 Insurance--Affiliate                                  42,000     80,500
 Repairs and maintenance                              167,300    759,400
 General and administrative:
  Affiliates                                           25,500     22,800
  Nonaffiliates                                       200,100    188,300
Provision for value impairment                      2,000,000
------------------------------------------------------------------------
                                                    4,290,200  5,546,800
------------------------------------------------------------------------
Net income                                         $1,665,800 $9,394,900
------------------------------------------------------------------------
Net income allocated to General Partners           $   30,000 $  462,500
------------------------------------------------------------------------
Net income allocated to Limited Partners           $1,635,800 $8,932,400
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $    16.36 $    89.32
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1998         1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $ 1,665,800  $ 9,394,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           385,100    1,587,100
  Gain on sale of property                             (1,990,300)  (6,218,200)
  Provision for value impairment                        2,000,000
  Changes in assets and liabilities:
   Decrease in rents receivable                           111,500       37,700
   Decrease in other assets                                28,300       80,000
   Increase in accounts payable and accrued expenses       96,000       68,400
   (Decrease) in due to Affiliates                         (6,400)     (37,700)
   Increase in other liabilities                              200      171,900
-------------------------------------------------------------------------------
    Net cash provided by operating activities           2,290,200    5,084,100
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                (700)    (198,900)
 (Increase) in investments in debt securities          (2,989,000) (15,832,000)
 Proceeds from sale of property                        10,575,400   27,760,400
 (Increase) in escrow deposits                            (61,700)     (59,500)
-------------------------------------------------------------------------------
    Net cash provided by investing activities           7,524,000   11,670,000
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable             (716,000)    (634,700)
 Distributions paid to Partners                       (22,455,600)  (3,500,000)
 (Decrease) in security deposits                          (15,800)    (103,100)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities          (23,187,400)  (4,237,800)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents  (13,373,200)  12,516,300
Cash and cash equivalents at the beginning of the
 period                                                22,387,300   15,693,500
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $ 9,014,100  $28,209,800
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                      $   472,400  $   542,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

FIRST CAPITAL INCOME PROPERTIES LTD.-SERIES IX
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1998

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants' achieving specified targets only to the extent that such targets are attained.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the year ending December 31, 1998.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and is operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the joint venture's revenues, expenses, assets, liabilities and Partners' capital is included in the financial statements.

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

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to fair value. Except as noted in Note 5, management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

Loan acquisition costs are amortized on the straight-line method over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan is refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

Property sales are recorded when title transfers and sufficient consideration has been received by the Partnership. Upon disposition, the related costs and accumulated depreciation and amortization are removed from the respective accounts. Any gain is recognized in accordance with GAAP.

Cash equivalents are considered all highly liquid investments with maturity of three months or less when purchased.

Investments in debt securities at September 30, 1998 are comprised of corporate debt securities and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net (loss) income or Partners' capital.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1998, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations of $16,700 and $116,700, respectively. In addition, for the nine-month period, the General Partners were allocated a gain of $19,900 from the sale of a Partnership property and for the quarter and nine-month periods under comparison, the General Partners were allocated (losses) of $(106,600) from provision for value impairment.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1998 were as follows:

                                                         Paid
                                                  Quarter Nine Months Payable
-----------------------------------------------------------------------------
Property management and leasing fees              $ 3,000  $ 26,600   $ 3,600
Reimbursement of property insurance premiums, at
 cost                                              34,000    42,000      None
Real estate commission (a)                           None      None    48,500
Legal                                               9,500    60,300     1,200
Reimbursement of expenses, at cost
 --Accounting                                       2,500    11,600     1,900
 --Investor communications                          2,300     5,100     1,000
-----------------------------------------------------------------------------
                                                  $51,300  $145,600   $56,200
-----------------------------------------------------------------------------

(a) As of September 30, 1998, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment from the initial date of investment.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at September 30, 1998 and December 31, 1997 consisted of the following non recourse loan:

   Property           Partnership's Share of                Average
  Pledged as           Principal Balance at                Interest           Maturity
  Collateral          9/30/98            12/31/97            Rate               Date
----------------------------------------------------------------------------------------
Glendale Center
 Shopping
 Mall (50%)          $5,843,700         $6,559,700         10.16%(a)         1/1/2000(b)
----------------------------------------------------------------------------------------

(a) This interest rate represents the weighted average for the nine months ended September 30, 1998 and is subject to change on a monthly basis in accordance with the provisions of the loan agreement. As of September 30, 1998, the interest rate on this loan was 10.125%.
(b) The Partnership has advised the lender of its intention to exercise the first of its two options to extend the maturity date for one year. In connection with the exercise of the option, the Partnership is required to make principal payments to reduce the Partnership's share of principal balance to $5,625,000 by December 31, 1998. In October 1998, the Partnership made an unscheduled principal payment of $114,500. This payment, together with the regularly scheduled payment requirements, will bring the principal balance to $5,625,000 by December 31, 1998.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1997.

4. PROPERTY SALE:

On February 27, 1998, the Partnership completed the sale of Shoppes of West Melbourne, located in West Melbourne, Florida, for a sale price of $11,000,000. Sale Proceeds, net of closing expenses, from this transaction were $10,575,400. The Partnership recorded a gain of $1,990,300 for the nine months ended September 30, 1998 in connection with this sale and distributed $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

5. ASSET HELD FOR DISPOSITION

The mortgage loan collateralized by Glendale Center Shopping Mall ("Glendale"), matures in January 2000. While the Partnership has the option to extend the maturity date for one year, the exercise of such option would require the payment of a fee together with a requirement to dedicate much of Glendale's cash flow to service the loan. During the past two years, Glendale has experienced a reduction in its occupancy. In addition, the leases for both of Glendale's anchor tenants, representing approximately 61% of the net leasable square footage of the mall, expire in January 2001. In connection with these issues, the General Partner believes that it is in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1998, the Partnership has classified Glendale as "Held for Disposition".

The Partnership's share of Glendale's net operating results (exclusive of provision for value impairment) was $149,100 and $124,500, respectively, for the quarters ended September 30, 1998 and 1997 and $561,200 and $521,700, respectively, for the nine months ended September 30, 1998 and 1997.

After researching the market where Glendale is located, the General Partner believes that the Partnership will not realize its carrying basis from the sale of the property. Accordingly, the Partnership has recorded a provision for value impairment in the amount of $2,000,000 for the quarter ended September 30, 1998. This provision for value impairment is considered a non cash event for the purposes of the Statements of Cash Flow and was not utilized in the determination of Cash Flow (as defined in the Partnership Agreement).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             By:   FIRST CAPITAL FINANCIAL CORPORATION
                                   MANAGING GENERAL PARTNER

Date:  November 13, 1998     By:         /s/ DOUGLAS CROCKER II
       -----------------           -------------------------------------
                                             DOUGLAS CROCKER II
                                   President and Chief Executive Officer

Date:  November 13, 1998     By:           /s/ NORMAN M. FIELD
       -----------------           --------------------------------------
                                               NORMAN M. FIELD
                                   Vice President - Finance and Treasurer

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

  (a)    Exhibits: None

  (b)    Reports on Form 8-K:

         There were no reports filed on Form 8-K for the quarter ended September 30, 1998.