Form 10-K405
period 1998-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1999-03-25
CIK 716297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended                    December 31, 1998
                                       ----------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                        to
                                  ----------------------    -------------------
Commission File Number                            0-12946
                                  ---------------------------------------------


               First Capital Income Properties, Ltd. - Series IX
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Florida                                           59-2255857
-----------------------------                     -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

Two North Riverside Plaza, Suite 1000,
--------------------------------------
Chicago, Illinois                                          60606-2607
-----------------                                 -----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
 area code                                               (312) 207-0020
                                                  -----------------------------

Securities registered  pursuant to Section
 12(b) of the Act:                                             NONE
                                                  -----------------------------

Securities registered pursuant to Section
 12(g) of the Act:                                  Limited Partnership Units
                                                  -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Documents incorporated by reference:

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

The Partnership was formed to invest primarily in existing, improved, commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From July 1984 to May 1986, the Partnership made four real property investments and purchased 50% interests in four joint ventures, which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint ventures, prior to dissolution, are operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In January 1993, the Partnership purchased the remaining 50% interest in one of the four joint ventures. Through December 31, 1998, the Partnership has sold five real property investments and dissolved two joint ventures as a result of the sale and/or disposition of the real property investments. As of March 1999, Glendale Center Shopping Mall ("Glendale"), the Partnership's remaining investment in real property is under contract to be sold. For additional information, see Note 7 of Notes to Financial Statements.

Property management services for the Partnership's real estate investment is provided by an independent management company for fees calculated as a percentage of gross rents received from the properties.

The real estate business is highly competitive. The results of operations of the Partnership will depend upon the availability of suitable tenants, real estate market conditions and general economic conditions which may impact the success of these tenants. The property owned by the Partnership frequently competes for tenants with similar properties owned by others.

As of March 1, 1999, there were 23 employees at the Partnership's property for on-site property maintenance and administration.

ITEM 2.  PROPERTIES
-------  ----------

As of December 31, 1998, the Partnership owned a 50% interest in a joint venture, which owned in fee simple, Glendale, located in Indianapolis, Indiana. Glendale is encumbered by a first mortgage. For details of the material terms of the mortgage, refer to Note 4 of Notes to Financial Statements. Glendale has 654,772 net leasable square feet of which 88%, 89%, 91%, 93% and 93%, were occupied as of December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The average annual rental per square foot, as computed by dividing the property's base revenues by its average occupied square footage, for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 was $5.61, $5.65, $5.66, $5.48 and
$5.55 respectively. As of December 31, 1998, there were 50 tenants at Glendale, two of which occupied greater than 10% of the leasable square footage.

For federal income tax purposes, the Partnership depreciates the portion of the acquisition costs of Glendale allocable to real property (exclusive of land), and all improvements thereafter over useful lives ranging from 18 years to 39 years, utilizing the Accelerated Cost Recovery System ("ACRS"). Other depreciable assets were depreciated over their applicable recovery periods. In the opinion of the Managing General Partner, Glendale is adequately insured and serviced by all necessary utilities. The Partnership's share of 1998 real estate taxes for Glendale was $336,200.

-------  ----------

For additional information regarding Glendale's operating results, see Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes the principal provisions of the leases for each of the tenants which occupy ten percent or more of the leasable square footage at Glendale.


                                 Partnership's Share of per                      Percentage
                                  annum Base Rents (a) for                         of Net        Renewal
                                ---------------------------                       Leasable       Options
                                               Final Twelve      Expiration        Square        (Renewal
                                                 Months of         Date of         Footage       Options/
                                   1999            Lease            Lease         Occupied        Years)
                                ---------      ------------      ----------      ----------      --------
Glendale
--------
L.S. Ayres & Co.                                                                                  1 / 18
  (department store)            $ 194,100       $ 194,100         1/31/2001          36%          3 / 30

Lazarus                                                                                           1 / 18
  (department store)            $ 128,700       $ 128,700         1/31/2001          25%          3 / 30

     (a) The Partnership's share of per annum base rents for each of the tenants listed above for each of the years between 1999 and the final twelve months for each of the above leases is no greater or lesser that the amounts listed in the above table.

The amounts in the following table represent the Partnership's portion of base rental income from leases in the year of expiration (assuming no lease renewals) through the year ending December 31, 2008 are:

              Number                      Base Rents in Year    % of Total Base
Year        of Tenants    Square Feet      Of Expiration (a)       Rents (b)
----        ----------    -----------     ------------------    ---------------
1999            14             49,983               $ 83,500              5.71%
2000             7             13,634               $ 76,000              5.76%
2001             6            409,195               $ 78,900              8.52%
2002             5             24,728               $118,200             14.73%
2003             4             13,400               $ 90,400             14.08%
2004             4             15,316               $ 40,900              8.90%
2005             1              4,718               $ 37,700              8.90%
2006             6             26,153               $ 38,500             19.95%
2007             2              6,934               $ 64,600             43.22%
2008             1              8,494               $ 42,500            100.00%

(a) Represents the Partnership's portion of base rents to be collected on expiring leases in calendar year of expiration.

(b) Represents the Partnership's portion of base rents to be collected each year on expiring leases as a percentage of the Partnership's portion of the total base rents to be collected on leases in effect as of December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1998. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

(a,b,c & d)   None.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS
-------   ----------------------------------------------------------------------

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 1999, there were 9,329 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ------------------------------------------------------------
                             1998        1997        1996        1995         1994
--------------------------------------------------------------------------------------
Total revenues            $ 7,041,900 $19,285,300 $12,027,300 $11,974,000  $24,235,100
Net income (loss)         $ 2,171,000 $12,754,100 $   829,500 $(5,608,600) $19,429,400
Net income (loss)
 allocated to Limited
 Partners                 $ 2,124,400 $12,206,000 $   395,400 $(5,907,500) $19,160,300
Net income (loss)
 allocated to Limited
 Partners per Unit
 (100,000 Units
 outstanding) (a)         $     21.24 $    122.06 $      3.95 $    (59.08) $    191.60
Total assets              $25,134,000 $46,634,100 $66,389,400 $70,894,100  $78,938,800
Mortgage loan(s) payable  $ 5,570,800 $ 6,559,700 $ 7,339,500 $ 8,039,400  $ 6,650,000
Distributions to Limited
 Partners per Unit
 (100,000 Units
 outstanding) (b)         $    117.50 $    409.50 $     41.50 $     35.00  $    100.50
Return of capital to
 Limited Partners per
 Unit (100,000 Units
 outstanding) (c)         $     96.26 $    287.44 $     37.55 $     35.00         None
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)            $ 7,765,900 $18,705,800 $49,782,100 $54,231,400  $62,932,400
Number of real property
 interests owned at
 December 31                        1           2           4           4            4
--------------------------------------------------------------------------------------

(a) Net income allocated to Limited Partners per Unit for 1994 included an extraordinary gain on early extinguishment of debt.
(b) Distributions to Limited Partners per Unit for the years ended December 31, 1998, 1997 and 1994 included Sales Proceeds of $105.50, $378.50 and
     $80.00, respectively.
(c) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                        For the Years Ended December 31,
                         ------------------------------------------------------------------
                             1998          1997         1996         1995          1994
--------------------------------------------------------------------------------------------
Cash Flow (as defined
 in the Partnership
 Agreement) (a)          $  1,585,500  $  5,143,800  $ 5,240,400  $ 5,345,700  $  4,869,100
Items of
 reconciliation:
 Principal payments on
  mortgage loan(s)
  payable                     988,900       779,800      699,900      460,600       359,200
 Changes in current
  assets and
  liabilities:
 Decrease (increase) in
  current assets              244,600       276,100      133,600     (112,900)      496,500
 (Decrease) in current
  liabilities                 (48,800)      (50,700)    (131,700)    (288,400)     (399,200)
--------------------------------------------------------------------------------------------
Net cash provided by
 operating activities    $  2,770,200  $  6,149,000  $ 5,942,200  $ 5,405,000  $  5,325,600
--------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities              $  2,347,700  $ 33,003,500  $  (570,500) $(2,748,500) $ 40,606,400
--------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities    $(23,650,200) $(32,458,700) $(5,202,500) $(2,217,600) $(50,007,500)
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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report and the supplemental schedule on pages A-9 and A-10.

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

The Partnership commenced the Offering of Units in June 1983 and terminated the Offering in October 1983 upon the sale of 100,000 Units. From July 1984 through May 1986, the Partnership made investments in eight properties, three of which were 50% joint venture interests and one of which was a 50% joint venture interest until January 1993, when the Partnership purchased the remaining 50% joint venture interest from an Affiliated partnership.

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During the years ended December 31, 1998 and 1997, the Partnership sold one and two properties, respectively. Through December 31, 1998, the Partnership has sold five real property investments and liquidated two joint venture investments through the joint ventures' sales of their properties.

OPERATIONS
The table below is a recap of certain operating results of each of the Partnership's properties for the years ended December 31, 1998, 1997 and 1996. The discussion following the table should be read in conjunction with the Financial Statements and Notes thereto appearing in this report.

                          Comparative Operating Results
                         (a) For the Years Ended December
                                       31,
                -----------------------------------------
                            1998       1997       1996
---------------------------------------------------------
GLENDALE CENTER SHOPPING MALL (50%)
Rental revenues          $3,313,400 $3,470,000 $3,572,300
---------------------------------------------------------
Property net income (b)  $  834,700 $  657,100 $  331,500
---------------------------------------------------------
Average occupancy               87%        90%        91%
---------------------------------------------------------
SOLD PROPERTIES (C)
Rental revenues          $  277,100 $5,759,700 $7,608,900
---------------------------------------------------------
Properties' net income   $  178,700 $2,304,100 $2,663,800
---------------------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Property net income excludes provisions for value impairment of $2,000,000 and $2,700,000, respectively, on Glendale Center Shopping Mall ("Glendale"), which were recorded in the Statements of Income and Expenses during the years ended December 31, 1998 and 1996 (see Note 7 of Notes to the Financial Statements for additional information).
(c) Sold Properties includes the operating results of Citrus Center (sold August 1, 1997), Richmond Plaza Shopping Center ("Richmond") (sold December 31, 1997) and Shoppes of West Melbourne ("Shoppes") (sold February 27,
    1998). The gains recorded on the sales of these properties are not included in this table.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31,
1997
Net income decreased by $10,583,100 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the 1997 gains recorded on the sales of Citrus Center and Richmond, which exceeded the 1998 gain recorded on the sale of Shoppes. The decrease was also due to the provision for value impairment recorded in 1998 on Glendale and absence of results from the Sold Properties. The decrease was partially offset by improved operating results at Glendale.

Net income, exclusive of Sold Properties and provision for value impairment increased by $220,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to improved operating results at Glendale. The increase was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in the average cash available for investment resulting from the funds generated from the sales of Richmond and Shoppes prior to distribution to Limited Partners.

The following comparative discussion includes the results of Glendale only.

Rental revenues decreased by $156,600 or 4.5% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the effects of the 1997 early termination of a tenant's lease. This early termination resulted in additional revenues in 1997 and reduced occupancy and revenues during 1998. The decrease was also the result of a decrease in tenant reimbursements for common area maintenance, which was due to an overestimate of 1997 tenant reimbursements payable in 1998. The decrease was also due to a decrease in base rents, which is due to the decline in average occupancy.

Interest expense decreased by $100,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the effects of principal payments made during the past 24 months on Glendale's mortgage loan.

Repairs and maintenance expenses decreased by $90,300 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to a decrease in snow removal costs. In addition, the decrease was due to a reduction in ordinary repairs to the interior and exterior of the property.

Property operating expenses decreased by $94,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to a decrease in security, utility, advertising and promotional costs at the property.

Real estate tax expense increased by $88,000 for the year ended December 31, 1998 when compared to the year ended

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

December 31, 1997. The increase was primarily due to an overaccrual of 1996 taxes payable in 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996
Net income increased by $11,924,600 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was primarily due to the gains recorded in 1997 on the sales of Citrus Center and Richmond together with the provision for value impairment recorded in 1996 on Glendale. The increase was also due to an increase in interest income earned on the Partnership's short-term investments, which was primarily due to the investment of the Citrus Center Sale Proceeds prior to distribution to Limited Partners. Partially offsetting the increase was decreases in operating results at Citrus Center due to its sale in 1997 and at Richmond. The decrease in operating results at Richmond was primarily due to a 1996 receipt as consideration for the early termination of a tenant's lease.

Net income, exclusive of gain on sales, provision for value impairment and results from properties sold during 1997, increased by $956,200 for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The increase was due to the increase in interest income, as previously discussed, together with improved operating results at Glendale and Shoppes and a decrease in general and administrative expenses due to a decrease in salaries and accounting fees.

The following comparative discussion excludes the results of Citrus Center and Richmond.

Rental revenues decreased by $16,700 or 0.3% for the year ended December 31, 1997 when compared to the year ended December 31, 1996. The decrease in percentage and base rental income at Glendale, which was primarily due to steadily declining occupancy and tenants' sales, was almost entirely offset by an increase in tenant expense reimbursements for common area maintenance at Shoppes which was primarily due to an underestimate of reimbursements for calendar year 1996 which were paid in 1997.

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

To increase the occupancy level at Glendale, the Managing General Partner, through its asset and property management groups, continues to take the necessary actions deemed appropriate: These actions include: 1) implementation of marketing programs, including hiring of third-party leasing agents or providing on-site leasing personnel, advertising, direct mail campaigns and development of building brochures; 2) early renewal of existing tenant leases and addressing any expansion needs these tenants may have; 3) promotion of local broker events and networking with local brokers; 4) networking with national level retailers; 5) cold-calling other businesses and tenants in the market area and 6) providing rental concessions or competitively pricing rental rates depending on market conditions.

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

The decrease in Cash Flow (as defined in the Partnership Agreement) of $3,558,300 for the year ended December 31, 1998 when compared to year ended December 31, 1997 was primarily due to the absence of results from the Partnership's Sold Properties. The decrease was also due to an increase in principal payments on the mortgage loan collateralized by Glendale. Partially offsetting the decrease was the increase in interest income and the improved operating results at Glendale, exclusive of depreciation and amortization, as previously discussed.

The decrease of $18,532,300 in the Partnership's cash position during the year ended December 31, 1998 was primarily the result of the distribution of the proceeds from the 1997 sale of Richmond and an increase in investments in debt securities. In addition, principal payments on the Glendale mortgage loan payable and quarterly distributions paid to Partners of cash generated by operations exceeded net cash provided by operating activities. Liquid assets of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Partnership as of December 31, 1998 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $3,378,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the effects on the operating results from the 1997 sales of Citrus Center and Richmond and the 1998 sale of Shoppes.

Net cash provided by investing activities decreased by $30,655,800 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the 1997 receipt of gross proceeds from the sales of Citrus Center and Richmond exceeding the 1998 receipt of gross proceeds from the sale of Shoppes. Also contributing to the decrease was an increase in investments in debt securities. The increase in investment in debt securities is the result of the extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return of these amounts while they are held for working capital purposes. These investments are of investment-grade and mature in less than one year from their date of purchase.

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate debt outstanding as of December 31, 1998, for every 1% change in interest rates, the Partnership's annual interest expense would change by $55,700. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The Partnership maintains working capital reserves to pay for capital expenditures and to potentially facilitate the refinancing of the mortgage loan collateralized by Glendale. During the year ended December 31, 1998, the Partnership spent $700 for capital and tenant improvements.

On February 27, 1998, the Partnership consummated the sale of Shoppes for a sale price of $11,000,000. Sale Proceeds, net of closing expenses, amounted to $10,576,600. In connection with this sale, the Partnership distributed $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998.

On May 31, 1998, the Partnership distributed $10,350,000 or $103.50 per Unit to Limited Partners of record as of December 31, 1997. This distribution represented the approximate net proceeds realized from the December 31, 1997 sale of Richmond.

The decrease in net cash used for financing activities of $8,808,500 for the year ended December 31, 1998 when compared to the year ended December 31, 1997 was primarily due to the special distribution in 1997 of Citrus Center Sale Proceeds exceeding the special distributions of Richmond and Shoppes Sales Proceeds in 1998. Also contributing to the decrease was a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners in line with reduced operating results following the sale of several Partnership properties.

The Partnership exercised the first of two options to extend by one year the maturity of the Glendale mortgage loan. Pursuant to the covenants of the extension, the Partnership was required to reduce the Partnership's share of the principal balance outstanding to an amount equal to or less than $5,625,000 by December 31, 1998. In October 1998, the Partnership paid $114,500 to comply with that extension requirement. This loan now matures in January 2000. Subject to fulfillment of certain covenants, the Partnership has an option to extend the maturity date to January 2001. This loan also contains provisions that require a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance. On February 3, 1999, in compliance with this provision, the Partnership made a principal payment of $455,200.

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

As discussed in the 1997 Annual Report to Partners, the Partnership continues to face uncertainty as to the future performance of Glendale. Increased competition in the regional area has resulted in a continued reduction in the sales at the two anchor tenants as well as the specialty tenants at Glendale. The leases of the two anchor tenants at Glendale expire in January 2001. It is still currently uncertain whether one or both of its anchor tenants will vacate at their lease termination dates. The loss of the anchor tenants without suitable replacements could result in the loss of many of the specialty tenants pursuant to contingency provisions within their respective leases. The Managing General Partner is continuing to pursue alternative tenants as well as exploring other possible options for Glendale. In addition to the issue related to the future tenancy levels at Glendale, the mortgage loan secured by Glendale matures (subject to an extension option) on January 1, 2000. The Partnership has entered into a contract for the sale of the property. While the potential purchaser has deposited earnest

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Liquidity and Capital Resources (continued) money funds, there can be no assurance that the transaction contemplated by the contract will be consummated.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainties surrounding Glendale. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. For the year ended December 31, 1998, Cash Flow (as defined in the Partnership Agreement) retained to supplement working capital reserves amounted to $252,200.

Distributions to Limited Partners for the quarter ended December 31, 1998 were declared in the amount of $150,000, or $1.50 per Unit. Total distributions of Cash Flow (as defined in the Partnership Agreement) declared to Limited Partners for the year ended December 31, 1998 amounted to $1,200,000 or $12.00 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the Managing General Partner's determination of the amount of cash necessary to supplement working capital reserves to meet future liquidity requirements of the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable rate debt outstanding as of December 31, 1998, for every 1% change in interest rates, the Partnership's annual interest expense would change by $55,700. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   --------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

(a) & (e)  DIRECTORS

  The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 1999, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 1999.


       Name                                                Office

  Douglas Crocker II...............................        Director
  Sheli Z. Rosenberg...............................        Director


  Douglas Crocker II, 58, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

  Sheli Z. Rosenberg, 57, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been President and Chief Executive Officer of Equity Group Investments, LLC ("EGI") since November 1994; has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust, Inc., CVS Corporation, Illinova Corporation, Illinois Power Co., Jacor Communications, Inc. and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C., counsel to the Partnership, the Managing General Partner and certain of their Affiliates from 1980 until September 1997. She had been Vice President of First Capital Benefit Administrators, Inc. ("Benefit Administrators") since July 22, 1987 until its liquidation in November 1995. Benefit Administrators filed for protection under the Federal Bankruptcy laws on January 3, 1995.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

(b) & (e)  EXECUTIVE OFFICERS
           ------------------

     The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 1999 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

          Name                                           Office
          ----                                           ------
     Douglas Crocker II...................President and Chief Executive Officer
     Donald J. Liebentritt................Vice President
     Norman M. Field......................Vice President - Finance and Treasurer

     PRESIDENT AND CEO-See Table of Directors above.

     Donald J. Liebentritt, 48, has been Vice President of the Managing General Partner since July 1997 and is Chief Operating Officer and General Counsel of EGI, Vice President and Assistant Secretary of Great American and Principal and Chairman of the Board of Rosenberg & Liebentritt, P.C.

     Norman M. Field, 50, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present. Mr. Field had been Treasurer of Benefit Administrators since July 22, 1987 until its liquidation in November 1995. He was Chief Financial Officer of Equality Specialties, Inc. ("Equality"), a subsidiary of Great American, from August 1994 to April 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors.
     Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1998. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)  None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(a) As of March 1, 1999, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 100,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 1999 the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, did not own any Units.

(c)  None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

(a) Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Managing General Partner or Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the Managing General Partner or Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. For the year ended December 31, 1998, these Affiliates were entitled to leasing, supervisory and property management fees of $33,100. In addition, other Affiliates of the Managing General Partner were entitled to $82,400 as reimbursements for insurance, personnel and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of $4,600 was due to Affiliates as of December 31, 1998.

     As of December 31, 1998, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. The total of all real estate commissions incurred in connection with the sale of the Partnership's properties shall not exceed the lesser of the compensation customarily charged in arm's-length transactions or 6% of the sales price of the property. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

     In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or
     (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $133,300, and allocated Net Profits of $46,600, which included a gain from the sale of property of 19,900 and a (loss) from provision for value impairment of $(106,600).

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), serves as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President is a Principal and the Chairman of the Board of Rosenberg. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Rosenberg earned legal fees of $51,500 for the year ended December 31, 1998.

(c)  No management person is indebted to the Partnership.


(d)  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)  Reports on Form 8-K:

     There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                            BY:   FIRST CAPITAL FINANCIAL CORPORATION
                                  MANAGING GENERAL PARTNER

Dated:    March 26, 1999    By:   /s/       DOUGLAS CROCKER II
          --------------          ----------------------------------------------
                                            DOUGLAS CROCKER II
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS CROCKER II      March 26, 1999  President, Chief Executive Officer
-------------------------   --------------  and Director of the Managing General
    DOUGLAS CROCKER II                      Partner


/s/ SHELI Z. ROSENBERG      March 26, 1999  Director of the Managing General
-------------------------   --------------  Partner
    SHELI Z. ROSENBERG


/s/ DONALD J. LIEBENTRITT   March 26, 1999  Vice President
-------------------------   --------------
    DONALD J. LIEBENTRITT


/s/ NORMAN M. FIELD          March 26, 1999  Vice President - Finance and
-------------------------   --------------   Treasurer
    NORMAN M. FIELD

             INDEX OF FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

               FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                    Pages
                                                              ------------------
Report of Independent Auditors                                       A-2

Balance Sheets as of December 31, 1998 and 1997                      A-3

Statements of Partners' Capital for the Years Ended
December 31, 1998, 1997 and 1996                                     A-3

Statements of Income and Expenses for the Years Ended
December 31, 1998, 1997 and 1996                                     A-4

Statements of Cash Flows for the Years Ended December 31,
1998, 1997 and 1996                                                  A-4

Notes to Financial Statements                                     A-5 to A-8

SCHEDULE FILED AS PART OF THIS REPORT

III - Real Estate and Accumulated Depreciation as of
December 31, 1998                                               A-9 and A-10

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

EXHIBIT (13)  Annual Report to Security Holders

The 1997 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27)  Financial Data Schedule

                         REPORT OF INDEPENDENT AUDITORS



Partners
First Capital Income Properties, Ltd. - Series IX
Chicago, Illinois


We have audited the accompanying balance sheets of First Capital Income Properties, Ltd. - Series IX as of December 31, 1998 and 1997, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd. - Series IX at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                  Ernst & Young LLP


Chicago, Illinois
February 26, 1999

BALANCE SHEETS
December 31, 1998 and 1997
(All dollars rounded to nearest 00s)

                                                        1998         1997
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental properties:
 Land                                                $ 2,887,600  $ 5,841,900
 Buildings and improvements                           11,994,400   22,451,500
------------------------------------------------------------------------------
                                                      14,882,000   28,293,400
 Accumulated depreciation and amortization            (7,116,100)  (9,587,600)
------------------------------------------------------------------------------
 Total investment properties, net of accumulated
  depreciation and amortization                        7,765,900   18,705,800
Cash and cash equivalents                              3,855,000   22,387,300
Investments in debt securities                        12,993,400    4,862,000
Rents receivable                                         259,100      499,000
Escrow deposits                                          197,200      100,400
Other assets (including loan acquisition costs, net
 of accumulated amortization of $154,900 and
 $115,500, respectively)                                  63,400       79,600
------------------------------------------------------------------------------
                                                     $25,134,000  $46,634,100
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 5,570,800  $ 6,559,700
 Accounts payable and accrued expenses                   566,000      598,500
 Due to Affiliates, net                                   53,100       62,600
 Security deposits                                        10,000       21,200
 Distributions payable                                   166,700   10,905,600
 Prepaid rent                                             65,000       26,500
 Other liabilities                                       281,800      327,100
------------------------------------------------------------------------------
                                                       6,713,400   18,501,200
------------------------------------------------------------------------------
Partners' capital:
 General Partners                                              0       86,700
 Limited Partners (100,000 Units issued and
  outstanding)                                        18,420,600   28,046,200
------------------------------------------------------------------------------
                                                      18,420,600   28,132,900
------------------------------------------------------------------------------
                                                     $25,134,000  $46,634,100
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1996                                     $(90,000) $ 60,544,800  $ 60,454,800
Net income for the year ended
 December 31, 1996                         434,100       395,400       829,500
Distributions for the year ended
 December 31, 1996                        (461,100)   (4,150,000)   (4,611,100)
-------------------------------------------------------------------------------
Partners' (deficit) capital,
 December 31, 1996                        (117,000)   56,790,200    56,673,200
Net income for the year ended
 December 31, 1997                         548,100    12,206,000    12,754,100
Distributions for the year ended
 December 31, 1997                        (344,400)  (40,950,000)  (41,294,400)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997        86,700    28,046,200    28,132,900
Net income for the year ended
 December 31, 1998                          46,600     2,124,400     2,171,000
Distributions for the year ended
 December 31, 1998                        (133,300)  (11,750,000)  (11,883,300)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998     $       0  $ 18,420,600  $ 18,420,600
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1998       1997        1996
----------------------------------------------------------------------------
Income:
 Rental                                   $3,590,400 $ 9,229,600 $11,181,100
 Interest                                  1,460,000   1,386,100     846,200
 Gain on sales of property                 1,991,500   8,669,600
----------------------------------------------------------------------------
                                           7,041,900  19,285,300  12,027,300
----------------------------------------------------------------------------
Expenses:
 Interest                                    616,500     717,300     777,300
 Depreciation and amortization               394,900   1,839,100   2,410,800
 Property operating:
  Affiliates                                  46,100     297,900     819,200
  Nonaffiliates                              860,100   1,783,800   1,848,800
 Real estate taxes                           380,900     681,600   1,027,600
 Insurance-Affiliate                          53,500      99,700     122,900
 Repairs and maintenance                     234,700     864,400   1,172,500
 General and administrative:
  Affiliates                                  35,800      30,000      54,300
  Nonaffiliates                              248,400     217,400     264,400
 Provisions for value impairment           2,000,000               2,700,000
----------------------------------------------------------------------------
                                           4,870,900   6,531,200  11,197,800
----------------------------------------------------------------------------
Net income                                $2,171,000 $12,754,100 $   829,500
----------------------------------------------------------------------------
Net income allocated to General Partners  $   46,600 $   548,100 $   434,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners  $2,124,400 $12,206,000 $   395,400
----------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (100,000 Units outstanding)     $    21.24 $    122.06 $      3.95
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(All dollars rounded to nearest 00s)

                                           1998          1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $  2,171,000  $ 12,754,100  $   829,500
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization             394,900     1,839,100    2,410,800
  Gain on sales of property              (1,991,500)   (8,669,600)
  Provisions for value impairment         2,000,000                  2,700,000
  Changes in assets and liabilities:
   Decrease in rents receivable             239,900       107,800      101,500
   Decrease in other assets                   4,700       168,300       32,100
   (Decrease) in accounts payable and
    accrued expenses                        (32,500)     (284,600)    (151,700)
   (Decrease) increase in due to
    Affiliates                               (9,500)      (61,200)     106,600
   Increase (decrease) in prepaid rent       38,500       (30,400)     (65,300)
   (Decrease) increase in other
    liabilities                             (45,300)      325,500      (21,300)
-------------------------------------------------------------------------------
    Net cash provided by operating
     activities                           2,770,200     6,149,000    5,942,200
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of property         10,576,600    38,213,300
 (Increase) in investments in debt
  securities                             (8,131,400)   (4,862,000)
 Payments for capital and tenant
  improvements                                 (700)     (267,000)    (622,100)
 (Increase) decrease in escrow
  deposits                                  (96,800)      (80,800)      51,600
-------------------------------------------------------------------------------
    Net cash provided by (used for)
     investing activities                 2,347,700    33,003,500     (570,500)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                  (988,900)     (779,800)    (699,900)
 Payment of loan acquisition costs          (27,900)
 (Decrease) in security deposits            (11,200)     (123,400)      (2,600)
 Distributions paid to Partners         (22,622,200)  (31,555,500)  (4,500,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing
     activities                         (23,650,200)  (32,458,700)  (5,202,500)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                       (18,532,300)    6,693,800      169,200
Cash and cash equivalents at the
 beginning of the year                   22,387,300    15,693,500   15,524,300
-------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $  3,855,000  $ 22,387,300  $15,693,500
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $    616,500  $    717,300  $   777,300
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1998

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

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments and major customers in their annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports in the second year of application. The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its assets for sale and find purchasers for its remaining assets when market conditions warrant such an action. The adoption of Statement 131 did not affect the results of operations or financial position. The Partnership has two tenants who occupy 61% of the Partnership's rental property. These tenants occupied 36% and 25% of the Partnership's rentable space, respectively.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent that such targets are attained.

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

The Partnership is not liable for federal income taxes as the Partners recognize their proportionate share of the Partnership income or loss in their income tax returns; therefore, no provision for federal income taxes is made in the financial statements of the Partnership. In addition, it is not practical for the Partnership to determine the aggregate tax bases of the Limited Partners; therefore, the disclosure of the differences between the tax bases and the reported assets and liabilities of the Partnership would not be meaningful.

Commercial rental properties are recorded at cost, net of any provisions for value impairment, and depreciated (exclusive of amounts allocated to land) on the straight-line method over their estimated useful lives. Upon classifying a commercial rental property as held for disposition, no further depreciation or amortization of such property is provided for in the financial statements. Lease acquisition fees are recorded at cost and amortized on the straight-line method over the life of the respective lease. Maintenance and repairs are expensed against operations as incurred; expenditures for improvements are capitalized to the appropriate property accounts and depreciated on the straight-line method over the estimated life of such improvements.

The Partnership evaluates its rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to its estimated fair value. Except as disclosed in
Note 7, the Managing General Partner was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities are comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements which approximated fair market value at December 31, 1998. Substantially all of these securities had maturities of one year or less when purchased.

Certain reclassifications have been made to the 1997 and 1996 statements in order to provide comparability with the 1998 statements. These reclassifications have no effect on net income or Partners' Capital.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on its property due to a decline in market value. The fair value of all other financial instruments, including cash and cash equivalents, was not materially different from their carrying value at December 31, 1998 and 1997.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (a) the General Partners' Partnership Management Fee for such fiscal year; or (b) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (a) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (b) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $133,300, and allocated Net Profits of $46,600, which included a gain of $19,900 from the sale of a Partnership property and a (loss) of $(106,600) from a provision for value impairment. For the year ended December 31, 1997, the General Partners were paid a Partnership Management Fee of $344,400, and allocated Net Profits of $548,100, which included gains totaling $203,700 from the sale of two properties. For the year ended December 31, 1996, the General Partners were paid a Partnership Management Fee of $461,100, and allocated Net Profits of $434,100, which included a (loss) from provision for value impairment of $(27,000).

Fees and reimbursements paid and payable to Affiliates for the years ended December 31, 1998, 1997 and 1996 were as follows:

                               1998               1997                1996
                         ---------------- --------------------- -----------------
                                                     Payable
                           Paid   Payable   Paid   (Receivable)   Paid   Payable
---------------------------------------------------------------------------------
Real estate commission
 (a)                         None $48,500     None   $48,500        None $ 48,500
Property management and
 leasing fees            $ 31,100    None $305,600    (2,000)   $650,700   71,000
Reimbursements of
 property insurance
 premiums                  53,500    None   99,700      None     122,900     None
Legal                      66,500    None   98,200    15,000      74,100     None
Reimbursements of
 expenses, at cost:
 --Accounting              16,500   3,200   18,700       900      32,700    3,200
 --Investor
  communication             8,700   1,400    7,900       200      12,300      500
 --Other                      200    None     None      None         800      600
---------------------------------------------------------------------------------
                         $176,500 $53,100 $530,100   $62,600    $893,500 $123,800
---------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense are due to capitalized legal costs.

(a) As of December 31, 1998, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment.

3. FUTURE MINIMUM RENTALS:

The Partnership's share of future minimum rental income due on noncancelable leases as of December 31, 1998 was as follows:

                    1999        $1,461,400
                    2000         1,318,200
                    2001           926,200
                    2002           801,900
                    2003           642,000
                    Thereafter   1,268,300
                             -------------
                                $6,418,000
                             -------------

The Partnership is subject to the usual business risks associated with the collection of the above-scheduled rentals. In addition to the amounts scheduled above, the Partnership expects to receive rental revenue from operating expense and real estate tax reimbursements and percentage rents. Percentage rents earned for the years ended December 31, 1998, 1997 and 1996 were $165,700, $185,600 and $336,000, respectively. To provide comparability in the financial statements, the Partnership netted the effects of real estate tax refunds from prior periods received in 1997 and 1998 with any such amounts due to tenants and related rental revenues.

4. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at December 31, 1998 and 1997 consisted of the following non-recourse loan:

                          Principal balance at                                 Estimated
Property Pledged as       --------------------- Interest     Maturity Periodic  Balloon
Collateral                 12/31/98   12/31/97    Rate       Date (d) Payment   Payment
-----------------------------------------------------------------------------------------
Glendale Center Shopping
 Mall (a)                 $5,570,800 $6,559,700  10.10% (b)  01/01/00    (c)   $4,443,100
-----------------------------------------------------------------------------------------

(a) This property is owned through a joint venture. Amounts represent the Partnership's 50% share of the liability and are not the total amount by which the property is encumbered.
(b) This interest rate represents the weighted average for the year ended December 31, 1998. The interest rate is subject to change in accordance with the provisions of the loan agreement. As of December 31, 1998, the interest rate on this loan was 10.12%.
(c) The interest rate on this loan is variable at LIBOR plus 4.5% with interest payable monthly. Monthly payments of principal are made based on an 11-year amortization using an interest rate of 9.5%. The joint venture is required to pay annually additional principal equal to 50% of net cash flow (pursuant to the loan agreement) from the property for each prior calendar year. Additionally, certain debt coverage ratios (pursuant to the loan agreement) must be met each quarter and deficiencies in reaching benchmarks would require additional principal payments. The additional principal payment that the joint venture is required to pay for the 1998 calendar year is $910,400, of which the Partnership's share is $455,200. The additional principal payment that the joint venture was required to pay for the 1997 calendar year was $525,300, of which the Partnership's share was $262,600. The loan agreement requires the Partnership to deposit funds into an interest bearing account with the mortgagee to be utilized for capital expenditures. As of December 31, 1998, the mortgagee was holding $197,200 on behalf of the Partnership.
(d) During the year ended December 31, 1998, the Partnership exercised an option to extend the maturity date to January 1, 2000. At its option, upon meeting certain covenants, the Partnership has one option to extend the maturity date to January 2001.

Amortization of scheduled mortgage loan principal payments for the remaining term of the loan:

                    1999  $1,127,700
                    2000   4,443,100
                             -------
                          $5,570,800
                             -------

5. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors. The net effect of these accounting differences for the year ended December 31, 1998 was that net income for financial statement purposes was $1,724,200 less than the net income for income tax reporting purposes. The aggregate cost of commercial rental property for federal income tax purposes at December 31, 1998 was $25,882,000.

6. PROPERTY SALES:

On February 27, 1998, the Partnership consummated the sale of Shoppes of West Melbourne, located in West Melbourne, Florida, for a sale price of $11,000,000. Net proceeds, net of closing expenses, were $10,576,600. The Partnership recorded a gain of $1,991,500 for the year ended December 31, 1998 and distributed $10,550,000 or $105.50 per Unit on August 31, 1998 to Limited Partners of record as of February 27, 1998. For income tax reporting purposes, the Partnership reported a gain of $2,477,400 in connection with this sale for the year ended December 31, 1998.

On December 31, 1997, the Partnership consummated the sale of Richmond Plaza Shopping Center, located in Augusta, Georgia, for a sale price of $10,750,000. Net proceeds, net of closing expenses, from this transaction were $10,433,400. The Partnership recorded a gain of $2,441,900 for the year ended December 31, 1997 in connection with this sale and distributed $10,350,000 or $103.50 per Unit on May 31, 1998 to Limited Partners of record as of December 31, 1997. For income tax reporting purposes, the Partnership reported a gain of $5,330,100 for the year ended December 31, 1997 in connection with this sale.

On August 1, 1997, the Partnership consummated the sale of Citrus Center, located in Orlando, Florida, for a sale price of $28,500,000. Net proceeds, net of closing expenses, from this transaction were $27,770,000. The Partnership recorded a gain of $6,227,700 for the year ended December 31, 1997 in connection with this sale and distributed $27,500,000 or $275.00 per Unit on November 30, 1997 to Limited Partners of record as of August 1, 1997. For income tax reporting purposes, the Partnership reported a gain of $4,302,100 in connection with this sale for the year ended December 31, 1997.

All of the above sales were all-cash transactions, with the exception of post-closing matters, with no further involvement on the part of the Partnership.

7. ASSET HELD FOR DISPOSITION:

The mortgage loan collateralized by Glendale, matures in January 2000. While the Partnership has the option to extend the maturity date for one year, the exercise of such option would require the payment of a fee together with a requirement to dedicate much of Glendale's cash flow to service the loan. During the past two years, Glendale has experienced a reduction in its occupancy. In addition, the leases for both of Glendale's anchor tenants, representing approximately 61% of the net leasable square footage of the mall, expire in January 2001. In connection with these issues, the Managing General Partner believes that it is in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1998, the Partnership has classified Glendale as "Held for Disposition".

The Partnership, through the joint venture that owns the property, has entered into an agreement for the sale of Glendale. The contract contains contingencies under which the purchaser may elect not to consummate the transaction. There can be no assurance that the transaction contemplated by this agreement will consummate. However, failure on the purchaser's part to close the transaction, absence seller default, would result in the forfeiture in favor of the Partnership of earnest money in the amount of $250,000. Based on the terms of this contract, the Partnership has recorded an additional provision for value impairment in the amount of $2,000,000 during 1998.

During 1996, as a result of increased competition for retail space, together with the uncertainty as to the retention of the two anchor tenants at Glendale, the Partnership recognized a provision for value impairment of $2,700,000.

The Partnership's share of Glendale's net operating results (exclusive of provisions for value impairment) was $834,700, $657,100 and $331,500 for the years ended December 31, 1998, 1997 and 1996, respectively.

The provisions for value impairment were considered non-cash events for the purposes of the Statements of Cash Flow and were not utilized in the determination of Cash Flows (as defined in the Partnership Agreement).


                                         FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      AS OF DECEMBER 31, 1998


     Column A          Column B             Column C                Column D                           Column E
-------------------  -----------    -----------------------  -------------------------  --------------------------------------
                                          Initial cost           Costs capitalized                Gross amount at which
                                       to Partnership (1)    subsequent to acquisition          carried at close of period
                                    -----------------------  -------------------------  -----------------------------------------
                                                 Buildings                                               Buildings
                                                    and                                                     and
                        Encum-                    Improve-    Improve-       Carrying                     Improve-
   Description         brances         Land        ments        ments        Costs (2)     Land            ments     Total (3)(4)
-------------------  -----------    ----------  -----------  ----------      ---------  ----------      ----------   ------------
Shopping Centers:
-------------------
Glendale Center
 Shopping Mall
 (Indianapolis, IN)
 (50% Interest)      $5,570,800     $4,932,600  $18,556,900  $2,324,900       $67,600   $2,887,600 (7)  $11,994,400  $14,882,000 (8)
                     ==========     ==========  ===========  ==========       =======   ==========      ===========  ===========




                                   Column F                 Column G                Column H                 Column I
                                  -----------              -----------             ----------               ----------
                                                                                                              Life on
                                                                                                               which
                                                                                                             deprecia-
                                                                                                           tion in lat-
                                    Accumu-                                                                 est income
                                     lated                   Date of                                        statements
                                   Deprecia-                construc-                Date                     is com-
                                   tion (3)                   tion                  Acquired                   puted
                                  -----------              -----------             ---------                -----------
   Description
-------------------
Shopping Centers:
-------------------
Glendale Center
 Shopping Mall
 (Indianapolis, IN)                                                                                            35 (5)
 (50% Interest)                    $7,116,100                1958 (9)               May 1985                   3-13 (6)
                                   ==========


                       See notes on the following page.
                                      A-9

               FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                             NOTES TO SCHEDULE III

Note 1.  Amounts presented are net of rent guarantees.

Note 2. Consists of legal fees, appraisal fees, title costs and other related professional fees.

Note 3.  The following is a reconciliation of activity in columns E and F:

                                                                 Year Ended
                   ------------------------------------------------------------------------------------------------------
                          December 31, 1998                   December 31, 1997                   December 31, 1996
                   ------------------------------      ------------------------------      ------------------------------
                                      Accumulated                         Accumulated                         Accumulated
                       Cost          Depreciation          Cost          Depreciation          Cost          Depreciation
                   ------------      ------------      ------------      ------------      ------------      ------------
Balance at
  beginning
  of the year      $ 28,293,400      $  9,587,600      $ 69,227,000      $ 19,444,900      $ 71,304,900      $ 17,073,500

Additions
  during the
  year:

Improvements                700                             267,000                             622,100

Provisions
  for deprec-
  iation and
  amortization                            355,500                           1,799,600                           2,371,400

Deductions
  during the
  year:

Cost of real
  estate sold
  or disposed       (11,412,100)                        (41,200,600)

Accumulated
  depreciation
  on real
  estate sold
  or disposed                          (2,827,000)                        (11,656,900)

Provisions
  for value
  impairment         (2,000,000)                                                             (2,700,000)
                   ------------      ------------      ------------      ------------      ------------      ------------

Balance
  at end of
  the year         $ 14,882,000      $  7,116,100      $ 28,293,400      $  9,587,600      $ 69,227,000      $ 19,444,900
                   ============      ============      ============      ============      ============      ============

Note 4. The aggregate cost for Federal income tax purposes is $25,882,000.
Note 5. Estimated useful life for building.
Note 6. Estimated useful life for improvements.
Note 7. A parcel of land at Glendale Shopping Center was sold on October 9, 1992. The basis of the land was approximately $59,400.
Note 8. Includes provisions for value impairment of $11,000,000.
Note 9. Renovated in 1983 and 1984.