Form 10-Q
period 1999-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1999-05-11
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                March 31, 1999
                                 --------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                       to
                                   ---------------------    --------------------

Commission File Number                             0-12946
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      March 31,
                                                        1999      December 31,
                                                     (Unaudited)      1998
------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                $ 2,887,600  $ 2,887,600
 Buildings and improvements                           11,994,400   11,994,400
------------------------------------------------------------------------------
                                                      14,882,000   14,882,000
Accumulated depreciation and amortization             (7,116,100)  (7,116,100)
------------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                        7,765,900    7,765,900
Cash and cash equivalents                             11,043,000    3,855,000
Investments in debt securities                         5,647,700   12,993,400
Rents receivable                                         399,000      259,100
Escrow deposits                                          224,000      197,200
Other assets (including loan acquisition costs, net
 of accumulated amortization of $161,900 and
 $154,900, respectively)                                  58,200       63,400
------------------------------------------------------------------------------
                                                     $25,137,800  $25,134,000
------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $ 4,953,400  $ 5,570,800
 Accounts payable and accrued expenses                   612,900      566,000
 Due to Affiliates                                        50,300       53,100
 Distributions payable                                   166,700      166,700
 Security deposits                                        10,000       10,000
 Prepaid rent                                            183,900       65,000
 Earnest money deposit                                   250,000       50,000
 Other liabilities                                       231,800      231,800
------------------------------------------------------------------------------
                                                       6,459,000    6,713,400
------------------------------------------------------------------------------
Partners' capital:
 General Partners
 Limited Partners (100,000 units issued and
  outstanding)                                        18,678,800   18,420,600
------------------------------------------------------------------------------
                                                      18,678,800   18,420,600
------------------------------------------------------------------------------
                                                     $25,137,800  $25,134,000
------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998           $86,700  $28,046,200  $28,132,900
Net income for the year ended December 31,
 1998                                         46,600    2,124,400    2,171,000
Distributions for the year ended December
 31, 1998                                   (133,300) (11,750,000) (11,883,300)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998              --   18,420,600   18,420,600
Net income for the quarter ended
 March 31, 1999                               16,700      408,200      424,900
Distributions for the quarter ended
 March 31, 1999                              (16,700)    (150,000)    (166,700)
-------------------------------------------------------------------------------
Partners' capital, March 31, 1999            $    --  $18,678,800  $18,678,800
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999        1998
-------------------------------------------------------------------------
Income:
 Rental                                            $  714,900  $1,130,100
 Interest                                             194,100     424,700
 Gain on sale of property                                       1,990,300
-------------------------------------------------------------------------
                                                      909,000   3,545,100
-------------------------------------------------------------------------
Expenses:
 Interest                                             124,100     161,400
 Depreciation and amortization                          7,000     149,500
 Property operating:
  Affiliates                                            3,200      36,500
  Nonaffiliates                                       193,100     208,500
 Real estate taxes                                     89,500     102,600
 Insurance--Affiliate                                  15,100      16,400
 Repairs and maintenance                               52,400      61,200
 General and administrative:
  Affiliates                                            6,500      10,300
  Nonaffiliates                                        (6,800)    100,200
-------------------------------------------------------------------------
                                                      484,100     846,600
-------------------------------------------------------------------------
Net income                                         $  424,900  $2,698,500
-------------------------------------------------------------------------
Net income allocated to General Partners           $   16,700  $   75,500
-------------------------------------------------------------------------
Net income allocated to Limited Partners           $  408,200  $2,623,000
-------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     4.08  $    26.23
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                         1999         1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                           $   424,900  $ 2,698,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             7,000      149,500
  Gain on sale of property                                          (1,990,300)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable               (139,900)       4,800
   (Increase) in other assets                              (1,800)     (57,100)
   Increase in accounts payable and accrued expenses       46,900      142,900
   (Decrease) increase in due to Affiliates                (2,800)      38,200
   Increase in prepaid rent                               118,900
   Increase in other liabilities                                         1,400
-------------------------------------------------------------------------------
    Net cash provided by operating activities             453,200      987,900
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                             (800)
 Decrease (increase) in investments in debt
  securities                                            7,345,700  (17,889,800)
 Proceeds from the sale of property                                 10,575,400
 Receipt of earnest money deposit                         200,000
 (Increase) in escrow deposits                            (26,800)     (19,600)
-------------------------------------------------------------------------------
    Net cash provided by (used for) investing
     activities                                         7,518,900   (7,334,800)
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable             (617,400)    (410,200)
 Distributions paid to Partners                          (166,700)    (555,600)
 (Decrease) in security deposits                                       (15,700)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities             (784,100)    (981,500)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    7,188,000   (7,328,400)
Cash and cash equivalents at the beginning of the
 period                                                 3,855,000   22,387,300
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period    $11,043,000  $15,058,900
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                      $   124,100  $   161,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent that such targets are achieved.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to liquidate its remaining operating assets. Management's main focus, therefore, is to prepare its asset for sale and find a purchaser when market conditions warrant such an action. The Partnership has two tenants who occupy 61% of the Partnership's rental property. These tenants occupied 36% and 25% of the Partnership's rentable space, respectively.

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

Loan acquisition costs are amortized over the term of the mortgage loan made in connection with the acquisition of Partnership properties or refinancing of Partnership loans. When a property is disposed of or a loan refinanced, the related loan acquisition costs and accumulated amortization are removed from the respective accounts and any unamortized balance is expensed.

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

Certain reclassifications have been made to the previously reported 1998 statements in order to provide comparability with the 1999 statements. These reclassifications have no effect on net income or Partners' capital.

Reference is made to the Partnership's annual report for the year ended December 31, 1998 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 1999 and 1998, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations, of $16,700 and $55,500, respectively. In addition, in 1998 the General Partners were allocated Net Profits from the sale of a property of $19,900.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 1999 were as follows:

                                               Paid   Payable
-------------------------------------------------------------
Asset management fees                         $ 2,300    None
Reimbursement of property insurance premiums   15,100    None
Real estate commission (a)                       None $48,500
Legal                                           1,200    None
Reimbursement of expenses, at cost:
 --Accounting                                   4,900   1,000
 --Investor communications                      4,000     800
-------------------------------------------------------------
                                              $27,500 $50,300
-------------------------------------------------------------

(a) As of March 31, 1999, the Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission has been accrued but not paid. In accordance with the Partnership Agreement, the Partnership will not pay the General Partners or any Affiliates a real estate commission from the sale of a Partnership property until Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow (as defined in the Partnership Agreement) which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment.

3. MORTGAGE LOAN PAYABLE:

Mortgage loan payable at March 31, 1999 and December 31, 1998 consisted of the following nonrecourse loan:

     Property            Partnership's Share of           Average
      Pledged             Principal Balance at            Interest         Maturity
   as Collateral         3/31/99          12/31/98        Rate (a)           Date
-------------------------------------------------------------------------------------
Glendale Center
Shopping Mall (50%)     $4,953,400       $5,570,800        9.49%         1/1/2000 (b)
-------------------------------------------------------------------------------------

(a) This represents the weighted average interest rate for the three months ended March 31, 1999. The interest rate is subject to change on a monthly basis in accordance with the provisions of the loan agreement. For the month of April 1999, the interest rate on this loan was 9.44%.
(b) Upon meeting certain covenants, the Partnership has an option to extend the maturity date to January 2001.

For additional information regarding the mortgage loan payable, see Notes to the Financial Statements in the Partnership's annual report for the year ended December 31, 1998.

4. ASSET HELD FOR DISPOSITION:

The mortgage loan collateralized by Glendale, matures in January 2000. While the Partnership has the option to extend the maturity date for one year, the exercise of such option would require the payment of a fee together with a requirement to dedicate much of Glendale's cash flow to service the loan. During the past three years, Glendale has experienced a reduction in its occupancy. In addition, the leases for both of Glendale's anchor tenants, representing approximately 61% of the net leasable square footage of the mall, expire in January 2001. In connection with these issues, the General Partner believes that it is in the best interest of the Partnership to sell the property. Accordingly, effective October 1, 1998, the Partnership has classified Glendale as "Held for Disposition."

The Partnership, through the joint venture that owns the property, has entered into an agreement for the sale of Glendale. The contract contains contingencies under which the purchaser may elect not to consummate the transaction. There can be no assurance that the transaction contemplated by this agreement will consummate. However, failure on the purchaser's part to close the transaction, absent seller default or failure to satisfy the remaining contingencies, would result in the forfeiture in favor of the Partnership of earnest money in the amount of $250,000.

The Partnership's share of Glendale's operating results for the quarters ended March 31, 1999 and 1998 were $232,200 and $245,100 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's Annual Report for the year ended December 31, 1998 for a discussion of the Partnership's business.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold or disposed of since the Partnership no longer realizes income nor incurs expenses from such real property interests. Through March 31, 1999, the Partnership has sold all of its investments with the exception of its 50% interest in Glendale Center Shopping Mall ("Glendale").

OPERATIONS
The table below is a recap of the Partnership's share of certain operating results of each of its remaining properties for the quarters ended March 31, 1999 and 1998. The discussion following the table should be read in conjunction with the financial statements and notes thereto appearing in this report.

                           Comparative
                      Operating Results (a)
                     For the Quarters Ended
                       3/31/99     3/31/98
--------------------------------------------
GLENDALE CENTER SHOPPING MALL
 (50%)
Rental revenues      $   714,900 $   894,700
--------------------------------------------
Property net income  $   232,200 $   245,100
--------------------------------------------
Average occupancy            86%         88%
--------------------------------------------
SOLD PROPERTIES (B)
Rental revenues                  $   235,300
--------------------------------------------
Property net income              $   147,500
--------------------------------------------

(a) Excludes certain income and expense items, which are not directly related to individual property operating results such as interest income and general and administrative expenses.
(b) Sold Properties includes the results of Shoppes of West Melbourne ("Shoppes") (sold February 27, 1998) and post closing matters from Citrus Center (sold August 1, 1997) and Richmond Plaza Shopping Center ("Richmond") (sold December 31, 1997).

Net income for the Partnership for the three months ended March 31, 1999 decreased by $2,273,600 when compared to the three months ended March 31, 1998. The decrease was primarily due to the gain recorded in 1998 on the sale of Shoppes. The decrease was also due to the absence of results in 1999 from Shoppes due to its sale in 1998. Net income, exclusive of the effects of the Sold Properties, decreased by $135,800 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments due to a decrease in cash available for investment. The decrease was partially offset by a decrease in general and administrative expenses resulting from a 1999 adjustment of state taxes and reduced overhead charges.

The following comparative discussion includes only the results of Glendale.

Rental revenues decreased by $179,800 or 20.1% for the three-month periods under comparison. The decrease was primarily due to a decrease in percentage rental income, which was due to the 1999 recognition of rental income that is contingent upon tenants achieving specified targets only to the extent that such targets are achieved. The Partnership adopted this method for periods beginning after July 1, 1998. Also contributing to the decrease was a decrease in base rental income, which was due to the decline in average occupancy.

Depreciation and amortization expense decreased by $111,000 for the quarter ended March 31, 1999 when compared to the quarter ended March 31, 1998. The decrease was primarily due to the classification of Glendale as "Held for Disposition", effective October 1, 1998, which precludes the recording of depreciation and amortization.

Interest expense decreased by $37,300 for the periods under comparison. The decrease was primarily due to the effects of principal payments made during the past 15 months on the mortgage loan collateralized by Glendale.

Property operating expenses decreased by $19,600 for the periods under comparison. The decrease was primarily due to a decrease in management fees, which was due to the decline in rental revenues. The decrease was also due to a decrease in professional services and utilities.

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

LIQUIDITY AND CAPITAL RESOURCES
One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. In the interim, the Partnership continues to manage and maintain its remaining property. Notwithstanding the Partnership's intention relative to property sales, another primary objective of the Partnership is to provide cash distributions to Partners from Partnership operations. To the extent cumulative cash distributions exceed net income, such excess distributions will be treated as a return of capital. Cash Flow (as defined in the Partnership Agreement) is generally not equal to net income or cash flows as determined by generally accepted accounting principles ("GAAP"), since certain items are treated differently under the Partnership Agreement than under GAAP. Management believes that to facilitate a clear understanding of the Partnership's operations, an analysis of Cash Flow (as defined in the Partnership Agreement) should be examined in conjunction with an analysis of net income or

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                      Comparative Cash Flow
                                                         Results For the
                                                          Quarters Ended
                                                         3/31/99      3/31/98
------------------------------------------------------------------------------
Cash (Deficit) Flow (as defined in the Partnership
 Agreement)                                           $ (185,500) $   447,500
Items of reconciliation:
 Principal payments on mortgage loan                     617,400      410,200
 (Increase) in current assets                           (141,700)     (52,300)
 Increase in current liabilities                         163,000      182,500
------------------------------------------------------------------------------
Net cash provided by operating activities             $  453,200  $   987,900
------------------------------------------------------------------------------
Net cash provided by (used for) investing activities  $7,518,900  $(7,334,800)
------------------------------------------------------------------------------
Net cash (used for) financing activities              $ (784,100) $  (981,500)
------------------------------------------------------------------------------

Cash Flow (Deficit) (as defined in the Partnership Agreement) changed from $447,500 for the three months ended March 31, 1998 to $(185,500) for three months ended March 31, 1999. The change was primarily due to the decrease in interest income, as previously discussed. Also contributing to the change was the absence of results in 1999 from Shoppes due to its 1998 sale and increased principal payments on the Partnership mortgage debt.

The increase of $7,188,000 in the Partnership's cash position during the three months ended March 31, 1999 was primarily the result of the maturity of a portion of the Partnership's investments in debt securities. Liquid assets (including cash, cash equivalents and investments in debt securities) of the Partnership as of March 31, 1999 were comprised of amounts held for working capital purposes.

The decrease in net cash provided by operating activities of $534,700 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily due to the decrease in interest earned on the Partnership's short-term investments. The decrease was also due to the timing of the receipt of rental receipts at Glendale.

Net cash (used for) provided by investing activities changed from $(7,334,800) for the three months ended March 31, 1998 to $7,518,900 for the three months ended March 31, 1999. This change was primarily due to activities related to the Partnership's investments in debt securities. The 1998 receipt of proceeds from the sale of Shoppes also affected the change.

Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for working capital purposes. These investments are of investment grade and mature less than one year from their date of purchase.

With the exception of variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Based on variable debt outstanding as of March 31, 1999, for every 1% change in interest rates, the Partnership's annual interest expense would change by $49,500. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

The decrease in net cash used for financing activities of $197,400 for the three months ended March 31, 1999 when compared to the three months ended March 31, 1998 was primarily due to a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners in line with reduced operating results following the sale of several Partnership properties. The decrease was partially offset by an increase in principal payments on the mortgage loan collateralized by Glendale. The Glendale mortgage loan contains a provision that requires a portion of the cash generated by Glendale be utilized to reduce the outstanding mortgage balance. This mortgage loan matures in January 2000, subject to fulfilling covenants that would provide the Partnership with an option to extend the maturity date to January 2001. Any potential extension or refinancing could result in the Partnership having to further reduce the principal balance of the mortgage loan.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


As discussed in its 1998 Annual Report to Partners, the Partnership continues to face uncertainty as to the future performance of Glendale. Increased competition in the regional area has resulted in a continued reduction in the sales at the two anchor tenants as well as the specialty tenants at Glendale. The leases of the two anchor tenants at Glendale expire in January 2001. It is still currently uncertain whether one or both of its anchor tenants will vacate at their lease termination dates. The loss of the anchor tenants without suitable replacements could result in the loss of many of the specialty tenants pursuant to contingency provisions within their respective leases. The Managing General Partner is continuing to pursue alternative tenants as well as exploring other possible options for Glendale. In addition to the issue related to the future tenancy levels at Glendale, the mortgage loan secured by Glendale matures (subject to an extension option) on January 1, 2000. The Partnership has entered into a contract for the sale of the property. While the potential purchaser has deposited $250,000 ($200,000 of which was received in 1999) in earnest money funds, there can be no assurance that the transaction contemplated by the contract will be consummated. For additional information see Note 4 of Notes to Financial Statements.

The Managing General Partner continues to take a conservative approach to projections of future rental income in its determination of adequate levels of cash reserves due to the uncertainty surrounding Glendale. The Managing General Partner believes that Cash Flow (as defined in the Partnership Agreement) is one of the Partnership's best and least expensive sources of cash. As a result, cash continues to be retained to supplement working capital reserves. The Partnership utilized $352,200 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distributions to Partners and to partially fund debt service requirements.

Distributions to Limited Partners for the quarter ended March 31, 1999 were declared in the amount of $150,000, or $1.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. The amount of future distributions to Partners will ultimately be dependent upon the performance of Glendale as well as the Managing General Partners determination of cash necessary to supplement working capital reserves. Accordingly, there can be no assurance as to the amounts of cash for future distributions to Partners.

                          PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

           (a)  Exhibits: None

           (b)  Reports on Form 8-K:

                There were no reports filed on Form 8-K for the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST CAPITAL INCOME PROPERTIES, LTD. - SERIES IX

                                 By:  FIRST CAPITAL FINANCIAL CORPORATION
                                      MANAGING GENERAL PARTNER

Date:  May 13, 1999              By: /s/ DOUGLAS CROCKER II
       ------------                 -------------------------------------------
                                         DOUGLAS CROCKER II
                                    President and Chief Executive Officer

Date:  May 13, 1999              By: /s/ NORMAN M. FIELD
       ------------                 -------------------------------------------
                                         NORMAN M. FIELD
                                    Vice President - Finance and Treasurer