Form 10-Q
period 1999-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1999-08-13
CIK 716297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended                    June 30, 1999
                          ------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                      to
                                    --------------------------------------------
    Commission File Number                            0-12946
                                    --------------------------------------------


               First Capital Income Properties, Ltd. - Series IX
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Florida                                                59-2255857
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois           60606-2607
----------------------------------------------------------   -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

Documents incorporated by reference:

The First Amended and Restated Certificate and Agreement of Limited Partnership filed as Exhibit A to the Partnership's Prospectus dated May 24, 1983, included in the Partnership's Registration Statement on Form S-11, is incorporated herein by reference in Part I of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                      June 30,
                                                        1999     December 31,
                                                     (Unaudited)     1998
-----------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                $           $ 2,887,600
 Buildings and improvements                                       11,994,400
-----------------------------------------------------------------------------
                                                                  14,882,000
 Accumulated depreciation and amortization                        (7,116,100)
-----------------------------------------------------------------------------
 Total investment property, net of accumulated
  depreciation and amortization                                    7,765,900
Cash and cash equivalents                              7,958,400   3,855,000
Investments in debt securities                        11,440,300  12,993,400
Rents receivable                                                     259,100
Escrow deposits                                                      197,200
Other assets (including loan acquisition costs, net
 of accumulated amortization of $0 and $154,900,
 respectively)                                            21,600      63,400
-----------------------------------------------------------------------------
                                                     $19,420,300 $25,134,000
-----------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                               $           $ 5,570,800
 Accounts payable and accrued expenses                    58,900     566,000
 Due to Affiliates                                        11,000      53,100
 Distributions payable                                16,366,700     166,700
 Security deposits                                                    10,000
 Prepaid rent                                                         65,000
 Earnest money deposit                                                50,000
 Other liabilities                                       377,300     231,800
-----------------------------------------------------------------------------
                                                      16,813,900   6,713,400
-----------------------------------------------------------------------------
Partners' capital:
 General Partners                                            400
 Limited Partners (100,000 units issued and
  outstanding)                                         2,606,000  18,420,600
-----------------------------------------------------------------------------
                                                       2,606,400  18,420,600
-----------------------------------------------------------------------------
                                                     $19,420,300 $25,134,000
-----------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                            General     Limited
                                            Partners   Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998          $ 86,700  $28,046,200  $28,132,900
Net income for the year ended December 31,
 1998                                         46,600    2,124,400    2,171,000
Distributions for the year ended December
 31, 1998                                   (133,300) (11,750,000) (11,883,300)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998             --    18,420,600   18,420,600
Net income for the six months ended June
 30, 1999                                     33,800      685,400      719,200
Distributions for the six months ended
 June 30, 1999                               (33,400) (16,500,000) (16,533,400)
-------------------------------------------------------------------------------
Partners' capital, June 30, 1999            $    400  $ 2,606,000  $ 2,606,400
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999      1998
-----------------------------------------------------------------------
Income:
 Rental                                            $  330,500 $ 812,100
 Interest                                             205,600   468,400
 Other                                                 48,500
 Gain on sale of property                              35,900
-----------------------------------------------------------------------
                                                      620,500 1,280,500
-----------------------------------------------------------------------
Expenses:
 Interest                                              67,100   156,800
 Depreciation and amortization                          4,600   118,000
 Property operating:
  Affiliates                                            3,200     9,400
  Nonaffiliates                                        93,100   209,900
 Real estate taxes                                     42,200    88,100
 Insurance--Affiliate                                   6,600     9,500
 Repairs and maintenance                               49,800    55,600
 General and administrative:
  Affiliates                                            7,500     7,900
  Nonaffiliates                                        52,100    58,700
-----------------------------------------------------------------------
                                                      326,200   713,900
-----------------------------------------------------------------------
Net income                                         $  294,300 $ 566,600
-----------------------------------------------------------------------
Net income allocated to General Partners           $   17,100 $  44,400
-----------------------------------------------------------------------
Net income allocated to Limited Partners           $  277,200 $ 522,200
-----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     2.77 $    5.22
-----------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                      1999       1998
------------------------------------------------------------------------
Income:
 Rental                                            $1,045,400 $1,942,200
 Interest                                             399,700    893,100
 Other                                                 48,500
 Gain on sale of property                              35,900  1,990,300
------------------------------------------------------------------------
                                                    1,529,500  4,825,600
------------------------------------------------------------------------
Expenses:
 Interest                                             191,200    318,200
 Depreciation and amortization                         11,600    267,500
 Property operating:
  Affiliates                                            6,400     28,700
  Nonaffiliates                                       286,200    435,600
 Real estate taxes                                    131,700    190,700
 Insurance--Affiliate                                  21,700     25,900
 Repairs and maintenance                              102,200    116,800
 General and administrative:
  Affiliates                                           14,000     18,200
  Nonaffiliates                                        45,300    158,900
------------------------------------------------------------------------
                                                      810,300  1,560,500
------------------------------------------------------------------------
Net income                                         $  719,200 $3,265,100
------------------------------------------------------------------------
Net income allocated to General Partners           $   33,800 $  119,900
------------------------------------------------------------------------
Net income allocated to Limited Partners           $  685,400 $3,145,200
------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $     6.85 $    31.45
------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                            1999        1998
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                              $  719,200  $ 3,265,100
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of property                                  (35,900)  (1,990,300)
  Depreciation and amortization                              11,600      267,500
  Changes in assets and liabilities:
  Decrease in rents receivable                              259,100      106,800
  Decrease (increase) in other assets                        13,900      (83,100)
  (Decrease) in accounts payable and accrued expenses      (507,100)     (10,000)
  (Decrease) increase in due to Affiliates                  (42,100)       8,900
  (Decrease) in prepaid rent                                (65,000)
  Increase (decrease) in other liabilities                  145,500         (400)
---------------------------------------------------------------------------------
   Net cash provided by operating activities                499,200    1,564,500
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Payments for capital and tenant improvements                               (700)
 Proceeds from sale of property                           7,818,100   10,575,400
 Decrease (increase) in investments in debt securities,
  net                                                     1,553,100  (12,027,300)
 (Reduction) in earnest money deposit                       (50,000)
 Decrease (increase) in escrow deposits                     197,200      (39,100)
---------------------------------------------------------------------------------
   Net cash provided by (used for) investing activities   9,518,400   (1,491,700)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable               (672,400)    (561,300)
 Repayment of mortgage loan payable                      (4,898,400)
 Distributions paid to Partners                            (333,400) (11,461,100)
 (Decrease) in security deposits                            (10,000)     (15,700)
---------------------------------------------------------------------------------
   Net cash (used for) financing activities              (5,914,200) (12,038,100)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      4,103,400  (11,965,300)
Cash and cash equivalents at the beginning of the
 period                                                   3,855,000   22,387,300
---------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $7,958,400  $10,422,000
---------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                         $  191,200  $   318,200
---------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 1999

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

ACCOUNTING POLICIES:
The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1,1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent that such targets are achieved.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

The financial statements include the Partnership's 50% interest in a joint venture with an Affiliated partnership. This joint venture was formed for the purpose of acquiring a 100% interest in certain real property and until its May 1999 sale was operated under the common control of the Managing General Partner. Accordingly, the Partnership's pro rata share of the joint venture's revenues, expenses, assets, liabilities and Partners' capital was included in the financial statements.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters related to the properties sold by the Partnership.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 1999, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations, of $16,700 and $33,400, and allocated a gain of $400 from the sale of a Partnership property, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 1999 were as follows:

                                                   Paid
                                              ---------------
                                                        Six
                                              Quarter Months  Payable
---------------------------------------------------------------------
Asset management fees                         $ 2,300 $ 4,600    None
Reimbursement of property insurance premiums    6,600  21,700    None
Legal                                          10,400  11,600 $ 7,500
Reimbursement of expenses, at cost
 --Accounting                                   1,900   6,800   1,900
 --Investor communications                      2,500   6,500   1,600
---------------------------------------------------------------------
                                              $23,700 $51,200 $11,000
---------------------------------------------------------------------

On March 31, 1999, the Partnership has a recorded liability in the amount of $48,500 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties in prior years. Under the terms of the Partnership Agreement, these commissions were not to be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment. During the quarter ended June 30, 1999 following the sale of the Partnership's last property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off as other income.

3. PROPERTY SALE AND SPECIAL DISTRIBUTION:

On May 21, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale Center Shopping Mall, located in Indianapolis, Indiana. The sale price was $15,700,000. The Partnership's share of Sale Proceeds from this transaction was approximately $2,919,700, which was net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $35,900 in connection with this sale and will distribute $2,900,000 or $29.00 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, the Managing General Partner believes that with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves has been lessened. Accordingly, the Partnership has declared a special distribution of $13,300,000 or $133.00 per Unit, which will be paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

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

One of the Partnership's objectives is to dispose of its properties when market conditions allow for the achievement of the maximum possible sales price. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Components of the Partnership's operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income nor incurs expenses from such real property interests. During the quarter ended June 30, 1999, the Partnership sold its remaining real property investment.

OPERATIONS
Net income decreased by $272,300 for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the average amount available for investment.

Net income decreased by $2,545,900 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily due to the gain recorded in 1998 on the sale of Shoppes of West Melbourne ("Shoppes") exceeding the 1999 gain recorded on the sale of Glendale Center Shopping Mall ("Glendale"). The decrease was also due to a decrease in interest earned on the Partnership's short-term investments together with the absence of 1999 operating results from Shoppes due to its 1998 sale.

Rental revenues decreased by $481,600 or 59% and $896,800 or 46% for the quarter and six months ended June 30, 1999 when compared to the quarter and six months ended June 30, 1998, respectively. The decreases were due to the effect of the 1999 sale of Glendale and the 1998 sale of Shoppes.

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

                                                      Comparative Cash Flow
                                                         Results For the
                                                         Six Months Ended
                                                     -------------------------
                                                       6/30/99      6/30/98
-------------------------------------------------------------------------------
Cash Flow (as defined in the Partnership Agreement)  $    22,500  $    981,000
Items of reconciliation:
 Principal payments on mortgage loan                     672,400       561,300
 Decrease in current assets                              273,000        23,700
 (Decrease) in current liabilities                      (468,700)       (1,500)
-------------------------------------------------------------------------------
Net cash provided by operating activities            $   499,200  $  1,564,500
-------------------------------------------------------------------------------
Net cash provided by (used for) investing
 activities                                          $ 9,518,400  $ (1,491,700)
-------------------------------------------------------------------------------
Net cash (used for) financing activities             $(5,914,200) $(12,038,100)
-------------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $958,500 for the six months ended June 30, 1999 when compared to six months ended June 30, 1998 was primarily due to the decrease in interest income earned on the Partnership's short-term investments, as previously discussed. The decrease was also due to the absence of operating results from the properties sold by the Partnership during 1998 and 1999.

The increase of $4,103,400 in the Partnership's cash position for the six months ended June 30, 1999 was primarily the result of the receipt of Sale Proceeds from Glendale, the net maturity of certain of the investments in debt securities and net cash provided by operating activities exceeding, the repayment of the mortgage encumbering Glendale, principal payments on mortgage loan payable and distributions paid to Partners. Liquid assets (including cash, cash equivalents and investments in debt securities) as of June 30, 1999 were comprised of amounts held for resolution of post-closing matters and distribution to Partners.

The decrease in net cash provided by operating activities of $1,065,300 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998 was primarily due to the decrease in interest income and the absence of operating results from properties sold by the Partnership, as previously discussed. In addition, the credit provided to the buyer of Glendale for assuming Glendale's trade liabilities also contributed to the decrease.

Net cash (used for) provided by investing activities changed from $(1,491,700) for the six months ended June 30, 1998 to $9,518,400 for the six months ended June 30, 1999. This change was primarily due the 1998 investment of proceeds from the sale of Shoppes in investments in debt securities. The change was partially offset by the 1998 receipt of proceeds from the sale of Shoppes exceeding the 1999 proceeds realized from the sale of Glendale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Investments in debt securities are a result of the continued extension of the maturities of certain of the Partnership's short-term investments in an effort to maximize the return on these amounts as they are held for post closing matters related to the Partnership's properties. These investments are of investment grade and mature less than one year from their date of purchase.

With the repayment of the Partnership's variable rate mortgage debt, the Partnership has no financial instruments for which there are significant risks. Due to the timing of the maturities and liquid nature of the Partnership's investments in debt securities, the Partnership does not believe that it has material market risk.

On May 21, 1999, a joint venture in which the Partnership owns a 50% interest consummated the sale of Glendale for a sale price of $15,700,000. Sale Proceeds, net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property, amounted to $2,919,700. In connection with this sale, the Partnership will distribute $2,900,000 or $29.00 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, the General Partner believes that with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves has been lessened. Accordingly, the Partnership has declared a special distribution in the amount of $13,300,00 or $133.00 per Unit, which will be paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

Net cash used for financing activities decreased by $6,123,900 for the six months ended June 30, 1999 when compared to the six months ended June 30, 1998. The decrease was primarily due to the 1998 special distribution of Sale Proceeds from the sale of Richmond Plaza Shopping Center ("Richmond"). Exclusive of the Richmond distribution, there was an increase of $4,226,100 in net cash used for financing activities for the comparable periods. This increase was primarily due to the repayment of the mortgage loan collateralized by Glendale in connection with its 1999 sale. The increase was partially offset by a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners in line with reduced operating results following the sale of several Partnership properties.

The Year 2000 problem is the result of the inability of existing computer programs to distinguish between a year beginning with "20" rather than "19". This is the result of computer programs using two rather than four digits to define an applicable year. If not corrected, any program having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be effected are accounts receivable and rent collections, accounts payable, general ledger, cash management, investor services, computer hardware and telecommunications systems.

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

The Partnership has not formulated a written contingency plan, however, the Managing General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical operations on a manual basis or easily convert to systems that are Year 2000 compliant.

The Managing General Partner has begun the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed during the second quarter of 2000, includes resolution of all post-closing property and Partnership matters together with the expiration of representations and warranties included in the contract for the sale of Glendale. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Managing General Partner will make a liquidating distribution to Partners.

Distributions to Limited Partners for the quarter ended June 30, 1999 were declared in the amount of $150,000, or $1.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. For the six months ended June 30, 1999, the Partnership utilized $310,900 of previously undistributed Cash Flow (as defined in the Partnership Agreement) in its distribution to Partners.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibits:  None

     (b) Reports on Form 8-K:

         A report was filed on Form 8-K on June 4, 1999 reporting the sale of Glendale Center Shopping Mall.

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

Date:  August 13, 1999       By:  /s/  DOUGLAS CROCKER II
       ---------------            --------------------------------------
                                       DOUGLAS CROCKER II
                                  President and Chief Executive Officer

Date:  August 13, 1999       By:  /s/  NORMAN M. FIELD
       ---------------            --------------------------------------
                                       NORMAN M. FIELD
                                  Vice President - Finance and Treasurer