Form 10-Q
period 1999-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 1999-11-12
CIK 716297

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549-1004

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period ended            September 30, 1999
                              --------------------------------------
                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to _______

        Commission File Number               0-12946
                              --------------------------------------

               First Capital Income Properties, Ltd. - Series IX
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                              59-2255857
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Two North Riverside Plaza, Suite 700, Chicago, Illinois          60606-2607
-------------------------------------------------------          ----------
       (Address of principal executive offices)                  (Zip Code)

                                 (312) 207-0020
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                                     September 30,
                                                         1999      December 31,
                                                      (Unaudited)      1998
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                 $            $ 2,887,600
 Building and improvements                                          11,994,400
-------------------------------------------------------------------------------
                                                                    14,882,000
Accumulated depreciation and amortization                           (7,116,100)
-------------------------------------------------------------------------------
Total investment property, net of accumulated
 depreciation and amortization                                       7,765,900
Cash and cash equivalents                               2,933,500    3,855,000
Investments in debt securities                         16,532,300   12,993,400
Rents receivable                                                       259,100
Escrow deposits                                                        197,200
Other assets (including loan acquisition costs, net
 of accumulated amortization of $0 and $154,900,
 respectively)                                             16,900       63,400
-------------------------------------------------------------------------------
                                                      $19,482,700  $25,134,000
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                                $            $ 5,570,800
 Accounts payable and accrued expenses                     72,100      566,000
 Due to Affiliates                                          7,600       53,100
 Distributions payable                                 16,366,700      166,700
 Security deposits                                                      10,000
 Prepaid rent                                                           65,000
 Earnest money deposit                                                  50,000
 Other liabilities                                        377,300      231,800
-------------------------------------------------------------------------------
                                                       16,823,700    6,713,400
-------------------------------------------------------------------------------
Partners' capital:
 General Partners                                             400
 Limited Partners (100,000 units issued and
  outstanding)                                          2,658,600   18,420,600
-------------------------------------------------------------------------------
                                                        2,659,000   18,420,600
-------------------------------------------------------------------------------
                                                      $19,482,700  $25,134,000
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 1999 (Unaudited) and the year ended December 31, 1998
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1998       $  86,700  $ 28,046,200  $ 28,132,900
Net income for the year ended December
 31, 1998                                   46,600     2,124,400     2,171,000
Distributions for the year ended
 December 31, 1998                        (133,300)  (11,750,000)  (11,883,300)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998            --    18,420,600    18,420,600
Net income for the nine months ended
 September 30, 1999                         50,500       888,000       938,500
Distributions for the nine months ended
 September 30, 1999                        (50,100)  (16,650,000)  (16,700,100)
-------------------------------------------------------------------------------
Partners' capital, September 30, 1999    $     400  $  2,658,600  $  2,659,000
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                        1999       1998
----------------------------------------------------------------------------
 Income:
 Rental                                               $  5,500  $   800,000
 Interest                                              251,700      330,400
----------------------------------------------------------------------------
                                                       257,200    1,130,400
----------------------------------------------------------------------------
 Expenses:
 Interest                                                           154,200
 Depreciation and amortization                                      117,600
 Property operating:
  Affiliates                                                         12,500
  Nonaffiliates                                          1,500      213,200
 Real estate taxes                                     (13,500)     117,100
 Insurance--Affiliate                                                16,100
 Repairs and maintenance                                   300       50,500
 General and administrative:
  Affiliates                                             9,800        7,300
  Nonaffiliates                                         39,800       41,200
 Provision for value impairment                                   2,000,000
----------------------------------------------------------------------------
                                                        37,900    2,729,700
----------------------------------------------------------------------------
 Net income (loss)                                    $219,300  $(1,599,300)
----------------------------------------------------------------------------
 Net income (loss) allocated to General Partners      $ 16,700  $   (89,900)
----------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners      $202,600  $(1,509,400)
----------------------------------------------------------------------------
 Net income (loss) allocated to Limited Partners per
  Unit (100,000 Units outstanding)                    $   2.03  $    (15.09)
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                       1999       1998
-------------------------------------------------------------------------
 Income:
 Rental                                             $1,050,900 $2,742,200
 Interest                                              651,400  1,223,500
 Other                                                  48,500
 Gain on sale of property                               35,900  1,990,300
-------------------------------------------------------------------------
                                                     1,786,700  5,956,000
-------------------------------------------------------------------------
 Expenses:
 Interest                                              191,200    472,400
 Depreciation and amortization                          11,600    385,100
 Property operating:
  Affiliates                                             6,400     41,200
  Nonaffiliates                                        287,700    648,800
 Real estate taxes                                     118,200    307,800
 Insurance--Affiliate                                   21,700     42,000
 Repairs and maintenance                               102,500    167,300
 General and administrative:
  Affiliates                                            23,800     25,500
  Nonaffiliates                                         85,100    200,100
 Provision for value impairment                                 2,000,000
-------------------------------------------------------------------------
                                                       848,200  4,290,200
-------------------------------------------------------------------------
 Net income                                         $  938,500 $1,665,800
-------------------------------------------------------------------------
 Net income allocated to General Partners           $   50,500 $   30,000
-------------------------------------------------------------------------
 Net income allocated to Limited Partners           $  888,000 $1,635,800
-------------------------------------------------------------------------
 Net income allocated to Limited Partners per Unit
  (100,000 Units outstanding)                       $     8.88 $    16.36
-------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 1999 and 1998
(Unaudited)
(All dollars rounded to nearest 00s)

                                                       1999          1998
------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net income                                         $   938,500  $  1,665,800
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                          11,600       385,100
  Gain on sale of property                              (35,900)   (1,990,300)
  Provision for value impairment                                    2,000,000
  Changes in assets and liabilities:
   Decrease in rents receivable                         259,100       111,500
   Decrease in other assets                              18,600        28,300
   (Decrease) increase in accounts payable and
    accrued expenses                                   (493,900)       96,000
   (Decrease) in due to Affiliates                      (45,500)       (6,400)
   (Decrease) in prepaid rent                           (65,000)      (20,400)
   Increase in other liabilities                        145,500        20,600
------------------------------------------------------------------------------
    Net cash provided by operating activities           733,000     2,290,200
------------------------------------------------------------------------------
 Cash flows from investing activities:
 Payments for capital and tenant improvements                            (700)
 (increase) in investments in debt securities        (3,538,900)   (2,989,000)
 Proceeds from sale of property                       7,818,100    10,575,400
 (Reduction) in earnest money deposit                  (50,000)
 Decrease (increase) in escrow deposits                 197,200       (61,700)
------------------------------------------------------------------------------
    Net cash provided by investing activities         4,426,400     7,524,000
------------------------------------------------------------------------------
 Cash flows from financing activities:
 Principal payments on mortgage loan payable           (672,400)     (716,000)
 Repayment of mortgage loan payable                  (4,898,400)
 Distributions paid to Partners                        (500,100)  (22,455,600)
 (Decrease) in security deposits                        (10,000)      (15,800)
------------------------------------------------------------------------------
    Net cash (used for) financing activities         (6,080,900)  (23,187,400)
------------------------------------------------------------------------------
 Net (decrease) in cash and cash equivalents           (921,500)  (13,373,200)
 Cash and cash equivalents at the beginning of the
  period                                              3,855,000    22,387,300
------------------------------------------------------------------------------
 Cash and cash equivalents at the end of the
  period                                            $ 2,933,500  $  9,014,100
------------------------------------------------------------------------------
 Supplemental information:
 Interest paid during the period                    $   191,200  $    472,400
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 1999


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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the year ending December 31, 1999.

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

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to fair value. With the exception of the $2,000,000 provision recorded during the quarter ended September 30, 1998, management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 1999, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations, of $16,700 and $50,100, respectively, and for the nine months ended September 30, 1999 were allocated a gain of $400 from the sale of a Partnership property.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 1999 were as follows:

                                                     Paid
                                              -------------------
                                              Quarter Nine Months Payable
-------------------------------------------------------------------------
Asset management fees                         $ 2,400   $ 7,000     None
Reimbursement of property insurance premiums       --    21,700     None
Legal                                           2,900    14,500    4,900
Reimbursement of expenses, at cost
 --Accounting                                   3,600    10,400    1,800
 --Investor communications                      4,200    10,700      900
-------------------------------------------------------------------------
                                              $13,100   $64,300   $7,600
-------------------------------------------------------------------------


The variance between amounts listed in this table and Statement of Income and Expenses is due to capitalized legal costs.

The Partnership had a recorded liability in the amount of $48,500 payable to the Managing General Partner for real estate commissions earned in connection with the sale of Partnership properties in prior years. Under the terms of the Partnership Agreement, these commissions were not to be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners from the initial date of investment) of 6% simple interest per annum on their Capital Investment. During the quarter ended June 30, 1999 following the sale of the Partnership's final remaining property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off as other income.

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

OPERATIONS
Net (loss) income changed from $(1,599,300) for the quarter ended September 30, 1998 to $219,300 for the quarter ended September 30, 1999. The change was primarily due to a provision for value impairment recorded in 1998 on Glendale Center Shopping Mall ("Glendale"). Exclusive of the provision for value impairment, net income decreased by $181,400 for the quarterly periods under comparison. The decrease was primarily due to the partial absence of operating results in 1999 due to the May 1999 sale of Glendale. The decrease was also due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in the cash available for investment.

Net income decreased by $727,300 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments due to a decrease in cash available for investment together with the absence of 1999 operating results from Shoppes of West Melbourne ("Shoppes") and Glendale due to their 1998 and 1999 respective sales.

Rental revenues decreased by $794,500 and $1,691,300 for the quarter and nine months ended September 30, 1999 when compared to the quarter and nine months ended September 30, 1998, respectively. The decreases were due to the effect of the 1999 sale of Glendale and the 1998 sale of Shoppes.

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

                                               Comparative Cash Flow
                                                  Results For the
                                                 Nine Months Ended
                                              -------------------------
                                                9/30/99      9/30/98
------------------------------------------------------------------------
 Cash Flow (as defined in the Partnership
  Agreement)                                  $   241,800  $  1,344,600
 Items of reconciliation:
 Principal payments on mortgage loan              672,400       716,000
 Decrease in current assets                       277,700       139,800
 (Decrease) increase in current liabilities      (458,900)       89,800
------------------------------------------------------------------------
 Net cash provided by operating activities    $   733,000  $  2,290,200
------------------------------------------------------------------------
 Net cash provided by investing activities    $ 4,426,400  $  7,524,000
------------------------------------------------------------------------
 Net cash (used for) financing activities     $(6,080,900) $(23,187,400)
------------------------------------------------------------------------

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,102,800 for the nine months ended September 30, 1999 when compared to nine months ended September 30, 1998 was primarily due to the decrease in interest income earned on the Partnership's short-term investments, as previously discussed. The decrease was also due to the absence of operating results from the properties sold by the Partnership during 1998 and 1999.

The decrease of $921,500 in the Partnership's cash position for the nine months ended September 30, 1999 was primarily the result of the increase in investments in debt securities, principal payments on and repayment of the Glendale mortgage loan payable and distributions to Partners exceeding the receipt of Sale Proceeds from Glendale and cash generated by operating activities. Liquid assets (including cash, cash equivalents and investments in debt securities) as of September 30, 1999 were comprised of amounts held for resolution of post-closing matters and distribution to Partners.

The decrease in net cash provided by operating activities of $1,557,200 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998 was primarily due to the decrease in interest income and the absence of operating results from properties sold by the Partnership, as previously discussed. In addition, a credit provided to the buyer of Glendale for the assumption of Glendale's trade liabilities also contributed to the decrease.

Net cash provided by investing activities decreased by $3,097,600 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily due to the 1998 receipt of proceeds from the sale of Shoppes exceeding the 1999 proceeds realized from the sale of Glendale. The decrease was also due to an increase in 1999 in the net amount of cash invested in debt securities as compared to 1998.

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

On May 21, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale for a sale price of $15,700,000. Sale Proceeds, net of actual and estimated closing expenses and the repayment of the mortgage loan encumbering the property, amounted to $2,919,700. In connection with this sale, the Partnership will distribute $2,900,000 or $29.00 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, the General Partner believes that with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves has been lessened. Accordingly, the Partnership has declared a special distribution in the amount of $13,300,000 or $133.00 per Unit, which will be paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

Net cash used for financing activities decreased by $17,106,500 for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. The decrease was primarily due to the 1998 special distribution to Limited Partners of Sale Proceeds from the sales of Shoppes and Richmond Plaza Shopping Center ("Richmond"). Exclusive of the Shoppes and Richmond distributions, there was an increase of $3,793,500 in net cash used for financing activities for the comparable periods. This increase was primarily due to the repayment of the mortgage loan collateralized by Glendale in connection with its 1999 sale. The increase was partially offset by a decrease in distributions of Cash Flow (as defined in the Partnership Agreement) paid to Partners in line with reduced operating results following the sale of several Partnership properties.

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

While the Partnership has not formulated a written contingency plan, it has selected Year 2000 compliant systems it intends to use beginning in the Year 2000. The Managing General Partner believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it will be able to carry out substantially all of its critical operations.

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

Distributions to Limited Partners for the quarter ended September 30, 1999 were declared in the amount of $150,000, or $1.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. For the nine months ended September 30, 1999, the Partnership utilized $258,300 of previously undistributed Cash Flow (as defined in the Partnership Agreement) for its distribution to Partners.

                          PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

      (a)  Exhibits: None

      (b)  Reports on Form 8-K:

           There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

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

Date:  November 10, 1999     By:     /s/     DOUGLAS CROCKER II
       -----------------             -------------------------------------
                                             DOUGLAS CROCKER II
                                     President and Chief Executive Officer

Date:  November 10, 1999     By:     /s/     NORMAN M. FIELD
       -----------------             -------------------------------------
                                             NORMAN M. FIELD
                                     Vice President - Finance and Treasurer