Form 10-K405
period 1999-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2000-03-29
CIK 716297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                ----------------

                                   FORM 10-K

                                ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from        to

  Commission File Number 0-12946

                First Capital Income Properties, Ltd.--Series IX
             (Exact name of registrant as specified in its charter)

                Florida                                59-2255857
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

       Two North Riverside Plaza,
               Suite 700,
           Chicago, Illinois                           60606-2607
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code (312) 207-0020

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                     Units

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

Exhibit Index--Page A-1


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

The registrant, First Capital Income Properties, Ltd.--Series IX (the "Partnership") is a limited partnership organized in 1983 under the Florida Uniform Limited Partnership Law. The Partnership sold 100,000 Limited Partnership Units (the "Units") to the public from June 1983 to October 1983, pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (Registration Statement No. 2-82357). Capitalized terms used in this report have the same meaning as those terms have in the Partnership's Registration Statement.

The Partnership was formed to invest primarily in existing, improved, commercial income-producing real estate, such as shopping centers, warehouses and office buildings, and, to a lesser extent, in other types of commercial income-producing real estate. From July 1984 to May 1986, the Partnership made four real property investments and purchased 50% interests in four joint ventures, which were each formed with Affiliated partnerships for the purpose of acquiring a 100% interest in certain real property. The Partnership's joint ventures, prior to dissolution, were operated under the common control of First Capital Financial Corporation (the "Managing General Partner"). In January 1993, the Partnership purchased the remaining 50% interest in one of the four joint ventures. Through December 31, 1999, the Partnership has sold all of its real property investments and liquidated all of its interests in joint ventures. Upon the successful resolution of post-closing matters related to the properties sold by the Partnership, the Partnership will make a liquidating distribution and dissolve.

ITEM 2. PROPERTIES

During the year ended December 31, 1999, the Partnership sold its remaining property interest.

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 1999. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a,b,c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2000, there were 9,290 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                       For the Years Ended December 31,
                          ----------------------------------------------------------
                             1999       1998        1997        1996        1995
-------------------------------------------------------------------------------------
Total revenues            $1,957,000 $ 7,041,900 $19,285,300 $12,027,300 $11,974,000
Net income (loss)         $1,088,400 $ 2,171,000 $12,754,100 $   829,500 $(5,608,600)
Net income (loss)
 allocated to Limited
 Partners                 $1,021,300 $ 2,124,400 $12,206,000 $   395,400 $(5,907,500)
Net income (loss)
 allocated to Limited
 Partners per Unit
 (100,000 Units
 outstanding)             $    10.21 $     21.24 $    122.06 $      3.95 $    (59.08)
Total assets              $3,285,400 $25,134,000 $46,634,100 $66,389,400 $70,894,100
Mortgage loan payable           None $ 5,570,800 $ 6,559,700 $ 7,339,500 $ 8,039,400
Distributions to Limited
 Partners per Unit
 (100,000 Units
 outstanding) (a)         $   168.00 $    117.50 $    409.50 $     41.50 $     35.00
Return of capital to
 Limited Partners per
 Unit (100,000 Units
 outstanding) (b)         $   157.79 $     96.26 $    287.44 $     37.55 $     35.00
Other data:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                  None $ 7,765,900 $18,705,800 $49,782,100 $54,231,400
Number of real property
 interests owned at
 December 31                    None           1           2           4           4
-------------------------------------------------------------------------------------

(a) Distributions to Limited Partners per Unit for the years ended December 31, 1999, 1998 and 1997 included Sales Proceeds of $29.00, $105.50 and $378.50, respectively. In addition, distributions to Limited Partners for the year ended December 31, 1999 included cash previously reserved for working capital purposes of $133.00.
(b) For the purposes of this table, return of capital represents either: 1) the amount by which distributions, if any, exceed net income for the respective year or 2) total distributions, if any, when the Partnership incurs a net loss for the respective year. Pursuant to the Partnership Agreement, Capital Investment is only reduced by distributions of Sale or Refinancing Proceeds. Accordingly, return of capital as used in the above table does not impact Capital Investment.

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by generally accepted accounting principles ("GAAP"):

                                         For the Years Ended December 31,
                          ------------------------------------------------------------------
                              1999          1998          1997         1996         1995
---------------------------------------------------------------------------------------------
Cash Flow (as defined in
 the Partnership
 Agreement) (a)           $    396,000  $  1,585,500  $  5,143,800  $ 5,240,400  $ 5,345,700
Items of reconciliation:
 Principal payments on
  mortgage loan payable        672,400       988,900       779,800      699,900      460,600
 Changes in current
  assets and
  liabilities:
  Decrease (increase) in
   current assets              277,700       244,600       276,100      133,600     (112,900)
  (Decrease) in current
   liabilities                (439,400)      (48,800)      (50,700)    (131,700)    (288,400)
---------------------------------------------------------------------------------------------
Net cash provided by
 operating activities     $    906,700  $  2,770,200  $  6,149,000  $ 5,942,200  $ 5,405,000
---------------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities               $ 20,954,400  $  2,347,700  $ 33,003,500  $  (570,500) $(2,748,500)
---------------------------------------------------------------------------------------------
Net cash (used for)
 financing activities     $(22,447,600) $(23,650,200) $(32,458,700) $(5,202,500) $(2,217,600)
---------------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-8 in this report.

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

The Partnership commenced the Offering of Units in June 1983 and terminated the Offering in October 1983 upon the sale of 100,000 Units. From July 1984 through May 1986, the Partnership made investments in eight real properties, three of which were 50% joint venture interests and one of which was a 50% joint venture interest until January 1993, when the Partnership purchased the remaining 50% joint venture interest from an Affiliated partnership.

In 1992, the Partnership, in addition to being in the operation of properties phase, entered the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. During the three years ended December 31, 1999 the Partnership sold four of its properties. Through December 31, 1999, the Partnership has sold all of its investments in real property.

Operations

Comparison of the year ended December 31, 1999 to the year ended December 31,
1998
Net income decreased by $1,082,600 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment together with a reduction in operating results from Shoppes of West Melbourne ("Shoppes") and Glendale Center Shopping Mall ("Glendale") due to their 1998 and 1999 respective sales.

Rental revenues decreased by $2,548,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was due to the effects of the May 1999 sale of Glendale and the February 1998 sale of Shoppes.

Comparison of the year ended December 31, 1998 to the year ended December 31,
1997
Net income decreased by $10,583,100 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily due to the 1997 gains recorded on the sales of Citrus Center and Richmond Plaza Shopping Center ("Richmond"), which exceeded the 1998 gain recorded on the sale of Shoppes. The decrease was also due to a provision for value impairment recorded in 1998 on Glendale and the absence of operating results following the sales of Citrus Center, Richmond and Shoppes. The decrease was partially offset by improved operating results at Glendale.

Net income, exclusive of Citrus Center, Richmond and Shoppes and the provision for value impairment increased by $220,400 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to improved operating results at Glendale. The increase was also due to an increase in interest earned on the Partnership's short-term investments, which was due to an increase in the average cash available for investment resulting from the funds generated from the sales of Richmond and Shoppes prior to distribution to Limited Partners.

The following comparative discussion includes the results of Glendale only.

Rental revenues decreased by $156,600 or 4.5% for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The decrease was primarily the result of the effects of the 1997 early termination of a tenant's lease. This early termination resulted in additional revenues during 1997 and reduced occupancy and revenues during 1998. The decrease was also the result of a decrease in tenant reimbursements for common area maintenance, which was due to an overestimate of 1997 tenant reimbursements payable in 1998. The decrease was also due to a decrease in base rents, which is due to the decline in average occupancy.

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

Real estate tax expense increased by $88,000 for the year ended December 31, 1998 when compared to the year ended December 31, 1997. The increase was primarily due to an overestimate of 1996 taxes payable in 1997.

The rate of inflation has remained relatively stable during the years under comparison and has had a minimal impact on the operating results of the Partnership. The nature of various tenant lease clauses protected the Partnership to some extent from increases in the rate of inflation. Certain of the lease clauses provide for: 1) rent increases based on the Consumer Price Index or graduated rental increases; 2) percentage rentals for which the Partnership receives as additional rent a percentage of a tenant's sales over predetermined break-even amounts and 3) total or partial tenant reimbursement of property operating expenses (e.g., common area maintenance, real estate taxes, etc.).

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

The decrease in Cash Flow (as defined in the Partnership Agreement) of $1,189,500 for the year ended December 31, 1999 when compared to year ended December 31, 1998 was primarily due to the decrease in interest income earned on the Partnership's short-term investments, as previously discussed. The decrease was also due to the absence of operating results from the properties sold by the Partnership during 1998 and 1999. Partially offsetting this decrease was the effects of reduced scheduled principal payments on the Partnership's mortgage debt.

The decrease of $586,500 in the Partnership's cash position during the year ended December 31, 1999 was primarily due to the November 30, 1999 special distribution to Limited Partners of previously retained cash reserves. The Partnership utilized all of its investments in debt securities plus other cash reserved as of December 31, 1998 to make this distribution. In addition the decrease was due to regular cash flow distributions to Partners exceeding cash provided by operating activities less regularly scheduled principal payments on mortgage loan payable.

The decrease in net cash provided by operating activities of $1,863,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily due to the decrease in interest income and the absence of operating results from properties sold by the Partnership, as previously discussed. In addition, a credit provided to the buyer of Glendale for the assumption of Glendale's trade liabilities also contributed to the decrease.

Net cash provided by investing activities increased by $18,606,700 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The increase was primarily due to a net maturity of cash invested in debt securities during 1999 as compared to a net investment during 1998. The increase was partially offset by 1998 proceeds realized from the sale of Shoppes exceeding the 1999 proceeds realized from the sale of Glendale.

The Partnership has no financial instruments for which there are significant market risks.

On May 21, 1999, a joint venture in which the Partnership owned a 50% interest, consummated the sale of Glendale for a sale price of $15,700,000. Sale Proceeds, net of closing expenses and the repayment of the mortgage loan encumbering the property, amounted to $2,915,400. In connection with this sale, the Partnership distributed $2,900,000 or $29.00 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, in connection with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves had been lessened. Accordingly, the Partnership declared a special distribution of cash previously retained as working capital reserves in the amount of $13,300,000 or $133.00 per Unit, which was paid on November 30, 1999 to Limited Partners of record as of May 21, 1999.

The decrease in net cash used for financing activities of $1,202,600 for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily due to the special distributions in 1998 of Richmond and Shoppes Sales Proceeds exceeding the 1999 special distribution of Glendale Sale Proceeds and the special distribution of cash reserves. The decrease was partially offset by the repayment of the mortgage loan encumbering Glendale in connection with its May 1999 sale.

In prior years, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership incurred minimal expenses in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

The Managing General Partner is in the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed during the second quarter of 2000, includes resolution of all post-closing property and Partnership matters together with reprorations and the expiration of representations and warranties included in the contract for the sale of Glendale. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

Distributions to Limited Partners for the quarter ended December 31, 1999 were declared in the amount of $150,000, or $1.50 per Unit. Cash distributions are made 60 days after the last day of each fiscal quarter. For the year ended December 31, 1999, the Partnership distributed Cash Flow (as defined in the Partnership Agreement) of $600,000 or $6.00 per Unit and utilized $270,800 of previously established cash reserves to fund these distributions to Partners.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page A-1 "Index of Financial Statements, Schedule and Exhibits."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) & (e) DIRECTORS

The Partnership has no directors. First Capital Financial Corporation ("FCFC") is the Managing General Partner. The directors of FCFC, as of March 31, 2000, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2000.

       Name                                                              Office
       ----                                                             --------
       Douglas Crocker II.............................................. Director
       Sheli Z. Rosenberg.............................................. Director

Douglas Crocker II, 59, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Sheli Z. Rosenberg, 58, was President and Chief Executive Officer of the Managing General Partner from December 1990 to December 1992 and has been a Director of the Managing General Partner since September 1983; was Executive Vice President and General Counsel for EFMC from October 1980 to November 1994; has been vice chairman of Equity Group Investments, LLC ("EGI") since January 2000. From November 1994 until 1999 has been President and Chief Executive Officer of EGI. Ms. Rosenberg has been a Director of Great American Management and Investment Inc. ("Great American") since June 1984 and is a director of various subsidiaries of Great American. She is also a director of Anixter International Inc., Capital Trust, Inc., CVS Corporation, Dynergy, Inc., Danka Business Systems PLC and Manufactured Home Communities, Inc. She is also a trustee of Equity Residential Properties Trust and Equity Office Properties Trust. Ms. Rosenberg was a Principal of Rosenberg & Liebentritt, P.C. ("R&L") from 1980 until 1997. R&L served as counsel to the Partnership, the Managing General Partner and certain of their Affiliates until its dissolution in 1999.

(b) & (e) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 31, 2000 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

       Name                                               Office
       ----                                               ------
       Douglas Crocker II................. President and Chief Executive Officer
       Donald J. Liebentritt.............. Vice President
       Norman M. Field.................... Vice President--Finance and Treasurer

PRESIDENT AND CEO--See Table of Directors above.

Donald J. Liebentritt, 49, has been Vice President of the Managing General Partner since July 1997 and is President of EGI, Vice President and Assistant Secretary of Great American and was Principal and Chairman of the Board of R&L.

Norman M. Field, 51, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 to the present.

(d) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a,b,c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 1999. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e)None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2000, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 100,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2000 the executive officers and directors of First Capital Financial Corporation, the Managing General Partner, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Managing General Partner or Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the Managing General Partner or Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. For the year ended December 31, 1999, these Affiliates were entitled to supervisory management fees of $9,800. In addition, other Affiliates of the Managing General Partner were entitled to $45,400 as reimbursements for insurance, personnel and other miscellaneous services. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of $3,300 was due to Affiliates as of December 31, 1999.

  The Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission was accrued but not paid. The total of all real estate commissions incurred in connection with the sale of the Partnership's properties shall not exceed the lesser of the compensation customarily charged in arm's-length transactions or 6% of the sales price of the property. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1999, following the sale of the Partnership's final property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as other income.

  In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1999, the General Partners were paid a Partnership Management Fee of $66,800, and allocated Net Profits of $67,100, which included a gain from the sale of property of $300.

(b) Rosenberg & Liebentritt, P.C. ("Rosenberg"), served as legal counsel to the Partnership, the Managing General Partner and certain of their Affiliates. Donald J. Liebentritt, Vice President of the Managing General Partner was a Principal and the Chairman of the Board of Rosenberg. Compensation for these services were on terms which were fair, reasonable and no less favorable to the Partnership than reasonably could have been obtained from unaffiliated persons. Rosenberg earned legal fees of $27,200 for the year ended December 31, 1999.

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a,c & d) (1,2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b)Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                         SERIES IX

                                        BY: FIRST CAPITAL FINANCIAL CORPORATION
                                        MANAGING GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Dated: March 24, 2000                   By: ____________________________________
                                                   DOUGLAS CROCKER II
                                              President and Chief Executive
                                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      /s/ DOUGLAS CROCKER II             March 24, 2000    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the Managing General
                                                            Partner

     /s/ SHELI Z. ROSENBERG              March 24, 2000    Director of the Managing
______________________________________                      General Partner
          SHELI Z. ROSENBERG

    /s/ DONALD J. LIEBENTRITT            March 24, 2000    Vice President
______________________________________
        DONALD J. LIEBENTRITT

       /s/ NORMAN M. FIELD               March 24, 2000    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                                      Pages
------------------------------------------------------------------------------
Report of Independent Auditors                                         A-2
Balance Sheets as of December 31, 1999 and 1998                        A-3
Statements of Partners' Capital for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-3
Statements of Income and Expenses for the Years Ended December 31,
 1999, 1998 and 1997                                                   A-4
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997                                                         A-4
Notes to Financial Statements                                       A-5 to A-8
------------------------------------------------------------------------------

All schedules have been omitted as inapplicable, or for the reason that the required information is shown in the financial statements or notes thereto.

EXHIBITS FILED AS PART OF THIS REPORT

EXHIBITS (3 & 4) First Amended and Restated Certificate and Agreement of Limited Partnership as set forth on pages A-1 through A-30 of the Partnership's definitive Prospectus dated May 24, 1983; Registration Statement No. 2-82357, filed pursuant to Rule 424 (b), is incorporated herein by reference.

EXHIBIT (10) Material Contracts
Real Estate Sale Agreement and Closing Documents for the sale of Glendale Center Shopping Mall filed as an exhibit to the Partnership's Report on Form 8-K filed on June 4, 1999 is incorporated herein by reference.

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

EXHIBIT (13) Annual Report to Security Holders
The 1998 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

EXHIBIT (27) Financial Data Schedule

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series IX
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series IX as of December 31, 1999 and 1998, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series IX at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        Ernst & Young LLP

Chicago, Illinois
February 15, 2000

BALANCE SHEETS
December 31, 1999 and 1998
(All dollars rounded to nearest 00s)

                                                           1999       1998
-------------------------------------------------------------------------------
ASSETS
Investment in commercial rental property:
 Land                                                   $          $ 2,887,600
 Buildings and improvements                                         11,994,400
-------------------------------------------------------------------------------
                                                                    14,882,000
Accumulated depreciation and amortization                           (7,116,100)
-------------------------------------------------------------------------------
Total investment property, net of accumulated
 depreciation and amortization                                       7,765,900
Cash and cash equivalents                                3,268,500   3,855,000
Investments in debt securities                                      12,993,400
Rents receivable                                                       259,100
Escrow deposits                                                        197,200
Other assets (including loan acquisition costs, net of
 accumulated amortization of $0 and $154,900,
 respectively)                                              16,900      63,400
-------------------------------------------------------------------------------
                                                        $3,285,400 $25,134,000
-------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Mortgage loan payable                                  $          $ 5,570,800
 Accounts payable and accrued expenses                      83,400     566,000
 Due to Affiliates, net                                      3,300      53,100
 Security deposits                                                      10,000
 Distributions payable                                     166,700     166,700
 Prepaid rent                                                           65,000
 Earnest money deposit                                                  50,000
 Other liabilities                                         389,800     231,800
-------------------------------------------------------------------------------
                                                           643,200   6,713,400
-------------------------------------------------------------------------------
Partners' capital:
 General Partners                                              300
 Limited Partners (100,000 Units issued and
  outstanding)                                           2,641,900  18,420,600
-------------------------------------------------------------------------------
                                                         2,642,200  18,420,600
-------------------------------------------------------------------------------
                                                        $3,285,400 $25,134,000
-------------------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                          General     Limited
                                         Partners     Partners       Total
-------------------------------------------------------------------------------
Partners' (deficit) capital, January 1,
 1997                                    $(117,000) $ 56,790,200  $ 56,673,200
Net income for the year ended December
 31, 1997                                  548,100    12,206,000    12,754,100
Distributions for the year ended
 December 31, 1997                        (344,400)  (40,950,000)  (41,294,400)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1997        86,700    28,046,200    28,132,900
Net income for the year ended December
 31, 1998                                   46,600     2,124,400     2,171,000
Distributions for the year ended
 December 31, 1998                        (133,300)  (11,750,000)  (11,883,300)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1998                  18,420,600    18,420,600
Net income for the year ended December
 31, 1999                                   67,100     1,021,300     1,088,400
Distributions for the year ended
 December 31, 1999                         (66,800)  (16,800,000)  (16,866,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999     $     300  $  2,641,900  $  2,642,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s except per Unit amounts)

                                             1999       1998       1997
---------------------------------------------------------------------------
Income:
 Rental                                   $1,041,900 $3,590,400 $ 9,229,600
 Interest                                    835,000  1,460,000   1,386,100
 Gain on sales of property                    31,600  1,991,500   8,669,600
 Other                                        48,500
---------------------------------------------------------------------------
                                           1,957,000  7,041,900  19,285,300
---------------------------------------------------------------------------
Expenses:
 Interest                                    191,200    616,500     717,300
 Depreciation and amortization                11,600    394,900   1,839,100
 Property operating:
  Affiliates                                   8,900     46,100     297,900
  Nonaffiliates                              291,000    860,100   1,783,800
 Real estate taxes                            97,900    380,900     681,600
 Insurance--Affiliate                         21,700     53,500      99,700
 Repairs and maintenance                     103,000    234,700     864,400
 General and administrative:
  Affiliates                                  30,500     35,800      30,000
  Nonaffiliates                              112,800    248,400     217,400
 Provision for value impairment                       2,000,000
---------------------------------------------------------------------------
                                             868,600  4,870,900   6,531,200
---------------------------------------------------------------------------
Net income                                $1,088,400 $2,171,000 $12,754,100
---------------------------------------------------------------------------
Net income allocated to General Partners  $   67,100 $   46,600 $   548,100
---------------------------------------------------------------------------
Net income allocated to Limited Partners  $1,021,300 $2,124,400 $12,206,000
---------------------------------------------------------------------------
Net income allocated to Limited Partners
 per Unit (100,000 Units outstanding)     $    10.21 $    21.24 $    122.06
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(All dollars rounded to nearest 00s)

                                           1999          1998          1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $  1,088,400  $  2,171,000  $ 12,754,100
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization              11,600       394,900     1,839,100
  Gain on sales of property                 (31,600)   (1,991,500)   (8,669,600)
  Provision for value impairment                        2,000,000
  Changes in assets and liabilities:
  Decrease in rents receivable              259,100       239,900       107,800
  Decrease in other assets                   18,600         4,700       168,300
  (Decrease) in accounts payable and
   accrued expenses                        (482,600)      (32,500)     (284,600)
  (Decrease) in due to Affiliates           (49,800)       (9,500)      (61,200)
  (Decrease) increase in prepaid rent       (65,000)       38,500       (30,400)
  Increase (decrease) in other
   liabilities                              158,000       (45,300)      325,500
--------------------------------------------------------------------------------
   Net cash provided by operating
    activities                              906,700     2,770,200     6,149,000
--------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of property          7,813,800    10,576,600    38,213,300
 Decrease (increase) in investments
  in debt securities                     12,993,400    (8,131,400)   (4,862,000)
 Payments for capital and tenant
  improvements                                               (700)     (267,000)
 (Reduction) in earnest money deposit       (50,000)
 Decrease (increase) in escrow
  deposits                                  197,200       (96,800)      (80,800)
--------------------------------------------------------------------------------
   Net cash provided by investing
    activities                           20,954,400     2,347,700    33,003,500
--------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                  (672,400)     (988,900)     (779,800)
 Repayment of mortgage loan payable      (4,898,400)
 Payment of loan acquisition costs                        (27,900)
 (Decrease) in security deposits            (10,000)      (11,200)     (123,400)
 Distributions paid to Partners         (16,866,800)  (22,622,200)  (31,555,500)
--------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                          (22,447,600)  (23,650,200)  (32,458,700)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                          (586,500)  (18,532,300)    6,693,800
Cash and cash equivalents at the
 beginning of the year                    3,855,000    22,387,300    15,693,500
--------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $  3,268,500  $  3,855,000  $ 22,387,300
--------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $    191,200  $    616,500  $    717,300
--------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1999

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

The Partnership has disposed of its real estate properties. Upon resolution of the various post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve.

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership.

The adoption of Statement 131 did not affect the results of operations or financial position.

The Partnership Agreement provides that the Partnership will be dissolved on or before December 31, 2014. The Limited Partners, by a majority vote, may dissolve the Partnership at any time.

Accounting policies:
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Partnership utilizes the accrual method of accounting. Under this method, revenues are recorded when earned and expenses are recorded when incurred. Effective July 1, 1998, the Partnership recognizes rental income that is contingent upon tenants achieving specified targets, only to the extent that such targets are attained.

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

The Partnership evaluates its rental property for impairment when conditions exist which may indicate that it is probable that sum of expected future cash flows (undiscounted) from a property is less than its estimated carrying basis. Upon determination that an impairment has occurred, the basis in the rental property is reduced to fair value. Except as disclosed in Note 4, management was not aware of any indicator that would result in a significant impairment loss during the periods reported.

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

Investments in debt securities as of December 31, 1998, were comprised of obligations of the United States government and are classified as held-to-maturity. These investments are carried at their amortized cost basis in the financial statements, which approximated fair market value. All of these securities had maturities of less than one year when purchased.

Certain reclassifications have been made to the 1998 and 1997 statements in order to provide comparability with the 1999 statements. These reclassifications have no effect on net income or Partners' capital.

The Partnership's financial statements include financial instruments, including receivables, escrow deposits, trade liabilities and mortgage debt. The Partnership considers the disclosure of the fair value of its mortgage debt to be impracticable due to the general illiquid nature of the real estate financing market and an inability to obtain comparable financing on its property due to a decline in market value. The fair value of all other financial instruments, including cash and cash equivalents, were not materially different from their carrying value at December 31, 1999 and 1998.

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. In addition, Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (a) the General Partners' Partnership Management Fee for such fiscal year; or (b) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (a) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (b) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 1999, the General Partners were paid a Partnership Management Fee of $66,800, and allocated Net Profits of $67,100, which included a gain of $300 from the sale of a Partnership property. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $133,300, and allocated Net Profits of $46,600, which included a gain of $19,900 from the sale of a Partnership property and a (loss) of $(106,600) from a provision for value impairment. For the year ended December 31, 1997, the General Partners were paid a Partnership Management Fee of $344,400, and allocated Net Profits of $548,100, which included gains totaling $203,700 from the sale of two properties.

Fees and reimbursements paid and payable to Affiliates for the years ended December 31, 1999, 1998 and 1997 were as follows:

                              1999             1998               1997
                         --------------- ---------------- ---------------------
                                                                     Payable
                          Paid   Payable   Paid   Payable   Paid   (Receivable)
-------------------------------------------------------------------------------
Real estate commission
 (a)                        None   None      None $48,500     None   $48,500
Property management and
 leasing fees            $ 9,800   None  $ 31,100    None $305,600    (2,000)
Reimbursements of
 property insurance
 premiums                 21,700   None    53,500    None   99,700      None
Legal                     27,200   None    66,500    None   98,200    15,000
Reimbursements of
 expenses, at cost:
 --Accounting             12,300 $2,300    16,500   3,200   18,700       900
 --Investor
  communication           12,700  1,000     8,700   1,400    7,900       200
 --Other                    None   None       200    None     None      None
-------------------------------------------------------------------------------
                         $83,700 $3,300  $176,500 $53,100 $530,100   $62,600
-------------------------------------------------------------------------------

The variance between the amounts listed in this table and the Statement of Income and Expense is due to capitalized legal costs.

(a) The Partnership owed $48,500 to the Managing General Partner for a real estate commission earned in connection with the sale of a Partnership property. This commission was accrued but not paid. Under the terms of the Partnership Agreement, this fee will not be paid until such time as Limited Partners have received cumulative distributions of Sale or Refinancing Proceeds equal to 100% of their Original Capital Contribution, plus a cumulative return (including all Cash Flow which has been distributed to the Limited Partners) of 6% simple interest per annum on their Capital Investment. During the year ended December 31, 1999, following the sale of the Partnership's final remaining property, it was determined that the requirement would not be fulfilled and, accordingly, the liability was written off and reported as other income.

3. Income tax:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors. For the years ended December 31, 1999, 1998 and 1997, net (loss) income for income tax reporting purposes was $(3,131,000), $3,895,200 and $13,135,900, respectively.

4. Property sales:

On May 21, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale Center Shopping Mall, located in Indianapolis, Indiana. The sale price was $15,700,000. The Partnership's share of Sale Proceeds from this transaction was $2,915,400, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $31,600 in connection with this sale and distributed $2,900,000 or $29.00 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, in connection with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves had been lessened. Accordingly, the Partnership declared a special distribution of $13,300,000 or $133.00 per Unit, which was paid on November 30 , 1999 to Limited Partners of record as of May 21, 1999. Upon entering into the contract to sell Glendale in 1998 the Partnership recorded a provision for value impairment in the amount of $2,000,000 which reduce the carrying basis in Glendale to approximate the contract price less estimated selling expenses. In addition, the Partnership classified Glendale as Held for Disposition as of October 1, 1998 which precluded the recording of depreciation from that point forward.

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

All of the above sales were all-cash transactions with, the exception of post-closing matters, no further involvement on the part of the Partnership.