Form 10-Q
period 2000-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2000-05-11
CIK 716297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-Q

                                ---------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NO. 0-12946

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES IX
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2255857
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


 TWO NORTH RIVERSIDE PLAZA, SUITE 700,                   60606-2607
           CHICAGO, ILLINOIS                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)


                                 (312) 207-0020
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             March 31,
                                               2000     December 31,
                                            (Unaudited)     1999
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $3,106,500   $3,268,500
Other assets                                    17,000       16,900
--------------------------------------------------------------------
                                            $3,123,500   $3,285,400
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   80,300   $   83,400
 Due to Affiliates                                 200        3,300
 Distributions payable                                      166,700
 Other liabilities                             389,800      389,800
--------------------------------------------------------------------
                                               470,300      643,200
--------------------------------------------------------------------
Partners' capital:
 General Partners                                  400          300
 Limited Partners (100,000 units issued and
  outstanding)                               2,652,800    2,641,900
--------------------------------------------------------------------
                                             2,653,200    2,642,200
--------------------------------------------------------------------
                                            $3,123,500   $3,285,400
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2000 (Unaudited) and the year ended December 31, 1999
(All dollars rounded to nearest 00s)

                                        General     Limited
                                        Partners    Partners       Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1999      $     --  $ 18,420,600  $ 18,420,600
Net income for the year ended December
 31, 1999                                 67,100     1,021,300     1,088,400
Distributions for the year ended
 December 31, 1999                       (66,800)  (16,800,000)  (16,866,800)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1999         300     2,641,900     2,642,200
Net income for the quarter ended March
 31, 2000                                    100        10,900        11,000
-----------------------------------------------------------------------------
Partners' capital, March 31, 2000       $    400  $  2,652,800  $  2,653,200
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
-----------------------------------------------------------------------------
Income:
 Rental                                                     $   900 $714,900
 Interest                                                    45,300  194,100
-----------------------------------------------------------------------------
                                                             46,200  909,000
-----------------------------------------------------------------------------
Expenses:
 Interest                                                            124,100
 Depreciation and amortization                                         7,000
 Property operating:
  Affiliates                                                           3,200
  Nonaffiliates                                                      193,100
 Real estate taxes                                                    89,500
 Insurance--Affiliate                                                 15,100
 Repairs and maintenance                                              52,400
 General and administrative:
  Affiliates                                                  2,900    6,500
  Nonaffiliates                                              32,300   (6,800)
-----------------------------------------------------------------------------
                                                             35,200  484,100
-----------------------------------------------------------------------------
Net income                                                  $11,000 $424,900
-----------------------------------------------------------------------------
Net income allocated to General Partners                    $   100 $ 16,700
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $10,900 $408,200
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (100,000
 Units outstanding)                                         $  0.11 $   4.08
-----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   11,000  $   424,900
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                          7,000
  Changes in assets and liabilities:
   (Increase) in rents receivable                                     (139,900)
   (Increase) in other assets                                (100)      (1,800)
   (Decrease) increase in accounts payable and accrued
    expense                                                (3,100)      46,900
   (Decrease) in due to Affiliates                         (3,100)      (2,800)
   Increase in prepaid rent                                            118,900
-------------------------------------------------------------------------------
  Net cash provided by operating activities                 4,700      453,200
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Decrease in investments in debt securities                          7,345,700
 Receipt of earnest money deposit                                      200,000
 (Increase) in escrow deposits                                         (26,800)
-------------------------------------------------------------------------------
  Net cash provided by investing activities                    --    7,518,900
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable                          (617,400)
 Distributions paid to Partners                          (166,700)    (166,700)
-------------------------------------------------------------------------------
  Net cash (used for) financing activities               (166,700)    (784,100)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (162,000)   7,188,000
Cash and cash equivalents at the beginning of the
 period                                                 3,268,500    3,855,000
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,106,500  $11,043,000
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $       --  $   124,100
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000

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

ACCOUNTING POLICIES:
The Partnership sold its remaining property during 1999. The Partnership is in the process of resolving post closing matters related to the sold properties, which includes reprorations, adjustments, as well as, expiration of representations and warranties made to the purchaser of the last property. Upon completion of this process, together with the resolution of other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve matters related to properties sold by the Partnership.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Reference is made to the Partnership's annual report for the year ended December 31, 1999 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the three months ended March 31, 2000, the General Partners were allocated Net Profits of $100. For the three months ended March 31, 1999 the General Partners were paid a Partnership Management Fee, and were allocated Net Profits, of $16,700.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2000 were as follows:

                                      Paid  Payable
---------------------------------------------------
Asset management fees                $  300  None
Reimbursement of expenses, at cost:
 --Accounting                         2,900  None
 --Investor communications            2,800   200
---------------------------------------------------
                                     $6,000  $200
---------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 1999 for a discussion of the Partnership's business.

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

The Partnership has substantially completed the disposition phase of its life cycle. The Partnership has sold its remaining real property investments and is working toward resolution of post closing property sale matters.

OPERATIONS
Net income decreased by $413,900 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to the absence of 2000 operating results from Glendale Center Shopping Mall ("Glendale"), resulting from its May 1999 sale. The decrease was also due a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment, resulting from a special November 1999 cash distribution to Limited Partners.

LIQUIDITY AND CAPITAL RESOURCES
The decrease of $162,000 in the Partnership's cash position during the three months ended March 31, 2000 was primarily the result of distributions paid to Partners on February 29, 2000. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2000 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

The decrease in net cash provided by operating activities of $448,500 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 was primarily due to the decrease in net income, as previously discussed.

Net cash provided by investing activities decreased by $7,518,900 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999. The decrease was primarily due to the net maturity, in 1999, of certain of the Partnership's investments in debt securities.

The Partnership has no financial instruments for which there are significant risks.

The decrease in net cash used for financing activities of $617,400 for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999 was primarily due to a decrease in principal payments on the Partnership's mortgage loan collateralized by Glendale. In conjunction with its May 1999 sale, the mortgage loan collateralized by Glendale was repaid in full.

The Managing General Partner is in the process of wrapping-up the Partnership's affairs. This process, which is expected to be completed during 2000, includes a resolution of all post-closing property and Partnership matters together with reprorations and the expiration of representations and warranties included in the contract for the sale of Glendale. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended March 31, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES IX

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                        MANAGING GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: May 12, 2000                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                /s/ NORMAN M. FIELD
Date: May 12, 2000                   By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER