Form 10-Q
period 2000-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2000-08-11
CIK 716297

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

  FOR THE PERIOD ENDED JUNE 30, 2000

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

OPERATIONS
Net income decreased by $279,800 and $693,700 for the quarter and six months ended June 30, 2000 when compared to the quarter and six months ended June 30, 1999. The decreases were primarily due to the absence of 2000 operating results from Glendale Center Shopping Center Shopping Mall ("Glendale"), resulting from its May 1999 sale. The decreases were also due to decreases in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment, resulting from a November 1999 special cash distribution to Limited Partners.

LIQUIDITY AND CAPITAL RESOURCES
The decrease of $135,900 in the Partnership's cash position for the six months ended June 30, 2000 was primarily the result of distributions paid to Partners on February 29, 2000. Liquid assets (including cash and cash equivalents) as of June 30, 2000 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

The decrease in net cash provided by operating activities of $468,400 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 was primarily due to the decrease in net income, as previously discussed. The decrease was partially offset by the satisfaction of liabilities in connection with the 1999 sale of Glendale.

Net cash provided by investing activities decreased by $9,518,400 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999. The decrease was primarily due to the net maturity, in 1999, of certain of the Partnership's investments in debt securities together with the proceeds realized from the sale of Glendale in 1999.

The Partnership has no financial instruments for which there are significant market risks.

The decrease in net cash used for financing activities of $5,747,500 for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999 was primarily due to the repayment of the mortgage loan collateralized by Glendale in conjunction with its May 1999 sale. The decrease was also due to a decrease in distributions to Partners.

The Partnership is a party to an appeal of the real estate taxes of the Fashion Atrium Building for fiscal years 1992 and 1993. During these periods the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be no assurance as to the amount that will be realized or the timing of such realization.

The Managing General Partner is in the process of wrapping-up the Partnership's affairs. This process includes resolution of all post-closing property and Partnership matters, including the real estate tax appeal referred to above. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Managing General Partner will make a liquidating distribution to Partners. In line with reduced Cash Flow (as defined in the Partnership Agreement) following the sale of its remaining property, distributions to Partners have been suspended until such time as the liquidating distribution is paid.

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             June 30,
                                               2000     December 31,
                                            (Unaudited)     1999
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    3,132,600    3,268,500
Other assets                                    17,100       16,900
--------------------------------------------------------------------
                                            $3,149,700   $3,285,400
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   91,900   $   83,400
 Due to Affiliates                                 300        3,300
 Distributions payable                                      166,700
 Other liabilities                             389,800      389,800
--------------------------------------------------------------------
                                               482,000      643,200
--------------------------------------------------------------------
Partners' capital:
 General Partners                                  600          300
 Limited Partners (100,000 units issued and
  outstanding)                               2,667,100    2,641,900
--------------------------------------------------------------------
                                             2,667,700    2,642,200
--------------------------------------------------------------------
                                            $3,149,700   $3,285,400
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Six Months Ended June 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                          General     Limited
                                          Partners    Partners       Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 1999        $     --  $ 18,420,600  $ 18,420,600
Net income for the year ended December
 31, 1999                                   67,100     1,021,300     1,088,400
Distributions for the year ended
 December 31, 1999                         (66,800)  (16,800,000)  (16,866,800)
-------------------------------------------------------------------------------
Partners' capital, December 31, 1999           300     2,641,900     2,642,200
Net income for the six months ended June
 30, 2000                                      300        25,200        25,500
-------------------------------------------------------------------------------
Partners' capital, June 30, 2000          $    600  $  2,667,100  $  2,667,700
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
----------------------------------------------------------------------------
Income:
 Rental                                                     $ 1,700 $330,500
 Interest                                                    46,500  205,600
 Other                                                                48,500
 Gain on sale of property                                             35,900
----------------------------------------------------------------------------
                                                             48,200  620,500
----------------------------------------------------------------------------
Expenses:
 Interest                                                             67,100
 Depreciation and amortization                                         4,600
 Property operating:
  Affiliates                                                           3,200
  Nonaffiliates                                                       93,100
 Real estate taxes                                                    42,200
 Insurance--Affiliate                                                  6,600
 Repairs and maintenance                                              49,800
 General and administrative:
  Affiliates                                                  3,000    7,500
  Nonaffiliates                                              30,700   52,100
----------------------------------------------------------------------------
                                                             33,700  326,200
----------------------------------------------------------------------------
Net income                                                  $14,500 $294,300
----------------------------------------------------------------------------
Net income allocated to General Partners                    $   200 $ 17,100
----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $14,300 $277,200
----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (100,000
 Units outstanding)                                         $  0.14 $   2.77
----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000      1999
------------------------------------------------------------------------------
Income:
 Rental                                                     $ 2,600 $1,045,400
 Interest                                                    91,800    399,700
 Other                                                                  48,500
 Gain on sale of property                                               35,900
------------------------------------------------------------------------------
                                                             94,400  1,529,500
------------------------------------------------------------------------------
Expenses:
 Interest                                                              191,200
 Depreciation and amortization                                          11,600
 Property operating:
  Affiliates                                                             6,400
  Nonaffiliates                                                        286,200
 Real estate taxes                                                     131,700
 Insurance--Affiliate                                                   21,700
 Repairs and maintenance                                               102,200
 General and administrative:
  Affiliates                                                  5,900     14,000
  Nonaffiliates                                              63,000     45,300
------------------------------------------------------------------------------
                                                             68,900    810,300
------------------------------------------------------------------------------
Net income                                                  $25,500 $  719,200
------------------------------------------------------------------------------
Net income allocated to General Partners                    $   300 $   33,800
------------------------------------------------------------------------------
Net income allocated to Limited Partners                    $25,200 $  685,400
------------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (100,000
 Units outstanding)                                         $  0.25 $     6.85
------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   25,500  $   719,200
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of property                                             (35,900)
  Depreciation and amortization                                         11,600
  Changes in assets and liabilities:
   Decrease in rents receivable                                        259,100
   (Increase) decrease in other assets                       (200)      13,900
   Increase (decrease) in accounts payable and accrued
    expenses                                                8,500     (507,100)
   (Decrease) in due to Affiliates                         (3,000)     (42,100)
   (Decrease) in prepaid rent                                          (65,000)
   Increase in other liabilities                                       145,500
-------------------------------------------------------------------------------
    Net cash provided by operating activities              30,800      499,200
-------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sale of property                                      7,818,100
 Decrease in investments in debt securities, net                     1,553,100
 (Reduction) in earnest money deposit                                  (50,000)
 Decrease in escrow deposits                                           197,200
-------------------------------------------------------------------------------
    Net cash provided by investing activities                  --    9,518,400
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable                          (672,400)
 Repayment of mortgage loan payable                                 (4,898,400)
 Distributions paid to Partners                          (166,700)    (333,400)
 (Decrease) in security deposits                                       (10,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities             (166,700)  (5,914,200)
-------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     (135,900)   4,103,400
Cash and cash equivalents at the beginning of the
 period                                                 3,268,500    3,855,000
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,132,600  $ 7,958,400
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $       --  $   191,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000

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

ACCOUNTING POLICIES:
The Partnership sold its remaining property during 1999. The Partnership is in the process of resolving post-closing matters related to the sold properties, which includes reprorations, adjustments and the real estate tax appeal disclosed in Note 3. Upon completion of this process, together with the resolution of other pending matters, the Partnership will make a liquidating distribution to Partners and dissolve.

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2000, the General Partners were not paid a Partnership Management Fee and were allocated Net Profits of $200 and $300, respectively. For the quarter and six months ended June 30, 1999, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations, of $16,700 and $33,400, and allocated a gain of $400 from the sale of a Partnership property, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2000 were as follows:

                                           Paid
                                    ------------------
                                    Quarter Six Months Payable
--------------------------------------------------------------
Asset management fees               $  300    $  600    $None
Reimbursement of expenses, at cost
 --Accounting                          700     3,600     None
 --Investor communications           1,900     4,700      300
--------------------------------------------------------------
                                    $2,900    $8,900    $ 300
--------------------------------------------------------------

3. REAL ESTATE TAX APPEAL:

The Partnership is a party to appeals of the real estate taxes of the Fashion Atrium Building for fiscal years 1992 and 1993. During these periods, the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be no assurance as to the amount that will be realized or the timing of such realization from these appeals.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES IX

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: August 14, 2000                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: August 14, 2000                By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER