Form 10-Q
period 2000-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2000-11-13
CIK 716297

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

  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-12946

                FIRST CAPITAL INCOME PROPERTIES, LTD.--SERIES IX
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                59-2255857
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

       TWO NORTH RIVERSIDE PLAZA,                        60606-2607
               SUITE 600,                              (ZIP CODE)
           CHICAGO, ILLINOIS
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

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

OPERATIONS
Net income decreased by $191,600 and $885,300 for the quarter and nine months ended September 30, 2000 when compared to the quarter and nine months ended September 30, 1999, respectively. The decreases were due to decreases in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment, resulting from a November 1999 special cash distribution to Limited Partners. The decrease for the nine-month periods under comparison was primarily due to the absence of 2000 operating results from Glendale Center Shopping Center Shopping Mall ("Glendale"), resulting from its May 1999 sale.

LIQUIDITY AND CAPITAL RESOURCES
The decrease of $227,700 in the Partnership's cash position for the nine months ended September 30, 2000 was primarily the result of distributions paid to Partners on February 29, 2000. Liquid assets (including cash and cash equivalents) as of September 30, 2000 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $733,000 for the nine months ended September 30, 1999 to $(61,000) for the nine months ended September 30, 2000. The change was primarily due to the decrease in net income, as previously discussed. The change was partially offset by the satisfaction of liabilities in connection with the 1999 sale of Glendale.

Net cash provided by investing activities decreased by $4,426,400 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999. The decrease was primarily due to the proceeds realized from the sale of Glendale in 1999, partially offset by the net maturity, in 1999, of certain of the Partnership's investments in debt securities.

The Partnership has no financial instruments for which there are significant market risks.

The decrease in net cash used for financing activities of $5,914,200 for the nine months ended September 30, 2000 when compared to the nine months ended September 30, 1999 was primarily due to the repayment of the mortgage loan collateralized by Glendale in conjunction with its May 1999 sale. The decrease was also due to a decrease in distributions to Partners.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                            September 30,
                                                2000      December 31,
                                             (Unaudited)      1999
----------------------------------------------------------------------
ASSETS
Cash and cash equivalents                    $3,040,800    $3,268,500
Other assets                                     55,100        16,900
----------------------------------------------------------------------
                                             $3,095,900    $3,285,400
----------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses       $   78,600    $   83,400
 Due to Affiliates                                1,000         3,300
 Distributions payable                                        166,700
 Other liabilities                              320,900       389,800
----------------------------------------------------------------------
                                                400,500       643,200
----------------------------------------------------------------------
Partners' capital:
 General Partners                                   800           300
 Limited Partners (100,000 units issued and
  outstanding)                                2,694,600     2,641,900
----------------------------------------------------------------------
                                              2,695,400     2,642,200
----------------------------------------------------------------------
                                             $3,095,900    $3,285,400
----------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2000 (Unaudited) and the Year Ended December 31, 1999
(All dollars rounded to nearest 00s)

                                        General     Limited
                                        Partners    Partners       Total
-----------------------------------------------------------------------------
Partners' capital, January 1, 1999      $     --  $ 18,420,600  $ 18,420,600
Net income for the year ended December
 31, 1999                                 67,100     1,021,300     1,088,400
Distributions for the year ended
 December 31, 1999                       (66,800)  (16,800,000)  (16,866,800)
-----------------------------------------------------------------------------
Partners' capital, December 31, 1999         300     2,641,900     2,642,200
Net income for the nine months ended
 September 30, 2000                          500        52,700        53,200
-----------------------------------------------------------------------------
Partners' capital, September 30, 2000   $    800  $  2,694,600  $  2,695,400
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the Quarters Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2000     1999
-----------------------------------------------------------------------------
Income:
 Rental                                                     $   900 $  5,500
 Interest                                                    49,800  251,700
-----------------------------------------------------------------------------
                                                             50,700  257,200
-----------------------------------------------------------------------------
Expenses:
 Property operating                                                    1,500
 Real estate taxes                                                   (13,500)
 Repairs and maintenance                                                 300
 General and administrative:
  Affiliates                                                  2,000    9,800
  Nonaffiliates                                              21,000   39,800
-----------------------------------------------------------------------------
                                                             23,000   37,900
-----------------------------------------------------------------------------
Net income                                                  $27,700 $219,300
-----------------------------------------------------------------------------
Net income allocated to General Partners                    $   200 $ 16,700
-----------------------------------------------------------------------------
Net income allocated to Limited Partners                    $27,500 $202,600
-----------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (100,000
 Units outstanding)                                         $  0.28 $   2.03
-----------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                     2000      1999
----------------------------------------------------------------------
Income:
 Rental                                            $  3,500 $1,050,900
 Interest                                           141,600    651,400
 Other                                                          48,500
 Gain on sale of property                                       35,900
----------------------------------------------------------------------
                                                    145,100  1,786,700
----------------------------------------------------------------------
Expenses:
 Interest                                                      191,200
 Depreciation and amortization                                  11,600
 Property operating:
  Affiliates                                                     6,400
  Nonaffiliates                                                287,700
 Real estate taxes                                             118,200
 Insurance--Affiliate                                           21,700
 Repairs and maintenance                                       102,500
 General and administrative:
  Affiliates                                          7,900     23,800
  Nonaffiliates                                      84,000     85,100
----------------------------------------------------------------------
                                                     91,900    848,200
----------------------------------------------------------------------
Net income                                         $ 53,200 $  938,500
----------------------------------------------------------------------
Net income allocated to General Partners           $    500 $   50,500
----------------------------------------------------------------------
Net income allocated to Limited Partners           $ 52,700 $  888,000
----------------------------------------------------------------------
Net income allocated to Limited Partners per Unit
 (100,000 Units outstanding)                       $   0.53 $     8.88
----------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2000        1999
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   53,200  $   938,500
 Adjustments to reconcile net income to net cash (used
  for) provided by operating activities:
  Depreciation and amortization                                         11,600
  Gain on sale of property                                             (35,900)
  Changes in assets and liabilities:
   (Increase) decrease in rents receivable                             259,100
   Decrease in other assets                               (38,200)      18,600
   (Decrease) in accounts payable and accrued expenses     (4,800)    (493,900)
   (Decrease) in due to Affiliates                         (2,300)     (45,500)
   (Decrease) in prepaid rent                                          (65,000)
   (Decrease) increase in other liabilities               (68,900)     145,500
-------------------------------------------------------------------------------
    Net cash (used for) provided by operating
     activities                                           (61,000)     733,000
-------------------------------------------------------------------------------
Cash flows from investing activities:
 (Increase) in investments in debt securities                       (3,538,900)
 Proceeds from sale of property                                      7,818,100
 (Reduction) in earnest money deposit                                  (50,000)
 Decrease in escrow deposits                                           197,200
-------------------------------------------------------------------------------
    Net cash provided by investing activities                  --    4,426,400
-------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loan payable                          (672,400)
 Repayment of mortgage loan payable                                 (4,898,400)
 Distributions paid to Partners                          (166,700)    (500,100)
 (Decrease) in security deposits                                       (10,000)
-------------------------------------------------------------------------------
    Net cash (used for) financing activities             (166,700)  (6,080,900)
-------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents              (227,700)    (921,500)
Cash and cash equivalents at the beginning of the
 period                                                 3,268,500    3,855,000
-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,040,800  $ 2,933,500
-------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the period                       $       --  $   191,200
-------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the year ending December 31, 2000.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 2000, the General Partners were not paid a Partnership Management Fee and were allocated Net Profits of $200 and $500, respectively. For the quarter and nine months ended September 30, 1999, the General Partners were paid a Partnership Management Fee, and were allocated Net Profits from operations, of $16,700 and $50,100, and allocated for the nine months ended September 30, 2000 a gain of $400 from the sale of a Partnership property.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2000 were as follows:

                                           Paid
                                    -------------------
                                    Quarter Nine Months Payable
---------------------------------------------------------------
Asset management fees               $  300    $   900   $ None
Reimbursement of expenses, at cost
 --Accounting                           --      3,600     None
 --Investor communications           1,000      5,700    1,000
---------------------------------------------------------------
                                    $1,300    $10,200   $1,000
---------------------------------------------------------------

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2000.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES IX

                                     By: FIRST CAPITAL FINANCIAL CORPORATION
                                         MANAGING GENERAL PARTNER

                                                 /s/ DOUGLAS CROCKER II
Date: November 14, 2000              By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                  /s/ NORMAN M. FIELD
Date: November 14, 2000              By: ______________________________________
                                                    NORMAN M. FIELD
                                         VICE PRESIDENT--FINANCE AND TREASURER

8