Form 10-K405
period 2000-12-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2001-03-26
CIK 716297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                ---------------

                                   FORM 10-K

                                ---------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

       TWO NORTH RIVERSIDE PLAZA,
               SUITE 600,
           CHICAGO, ILLINOIS                          60606-2607
    (ADDRESS OF PRINCIPAL EXECUTIVE                   (ZIP CODE)
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 207-0020

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

ITEM 3. LEGAL PROCEEDINGS

(a & b) The Partnership and its properties were not a party to, nor the subject of, any material pending legal proceedings, nor were any such proceedings terminated during the quarter ended December 31, 2000. Ordinary routine legal matters incidental to the business which were not deemed material were pursued during the quarter ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a, b, c & d) None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS

There has not been, nor is there expected to be, a public market for Units.

As of March 1, 2001, there were 8,888 Holders of Units.

ITEM 6. SELECTED FINANCIAL DATA

                                      For the Years Ended December 31,
                          ---------------------------------------------------------
                             2000       1999       1998        1997        1996
-----------------------------------------------------------------------------------
Total revenues            $  222,400 $1,957,000 $ 7,041,900 $19,285,300 $12,027,300
Net income                $   79,400 $1,088,400 $ 2,171,000 $12,754,100 $   829,500
Net income allocated to
 Limited Partners         $   78,600 $1,021,300 $ 2,124,400 $12,206,000 $   395,400
Net income allocated to
 Limited Partners per
 Unit (100,000 Units
 outstanding)             $     0.79 $    10.21 $     21.24 $    122.06 $      3.95
Total assets              $3,105,700 $3,285,400 $25,134,000 $46,634,100 $66,389,400
Mortgage loan payable           None       None $ 5,570,800 $ 6,559,700 $ 7,339,500
Declared distributions
 to Limited Partners per
 Unit (100,000 Units
 outstanding) (a)               None $   168.00 $    117.50 $    409.50 $     41.50
Return of capital to
 Limited Partners per
 Unit (100,000 Units
 outstanding) (b)               None $   157.79 $     90.26 $    287.44 $     37.55
OTHER DATA:
Investment in commercial
 rental properties (net
 of accumulated
 depreciation and
 amortization)                  None       None $ 7,765,900 $18,705,800 $49,782,100
Number of real property
 interests owned at
 December 31                    None       None           1           2           4
-----------------------------------------------------------------------------------

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

The following table includes a reconciliation of Cash Flow (as defined in the Partnership Agreement) to cash flow provided by operating activities as determined by accounting principles generally accepted in the United States ("GAAP"):

                                      For the Years Ended December 31,
                        ----------------------------------------------------------------
                          2000         1999          1998          1997         1996
-----------------------------------------------------------------------------------------
Cash Flow (as defined
 in the Partnership
 Agreement) (a)         $  79,400  $    396,000  $  1,585,500  $  5,143,800  $ 5,240,400
Items of
 reconciliation:
 Principal payments on
  mortgage loan payable                 672,400       988,900       779,800      699,900
 Changes in current
  assets and
  liabilities:
  Decrease in current
   assets                  12,200       277,700       244,600       276,100      133,600
  (Decrease) in current
   liabilities            (92,400)     (439,400)      (48,800)      (50,700)    (131,700)
-----------------------------------------------------------------------------------------
Net cash (used for)
 provided by operating
 activities             $    (800) $    906,700  $  2,770,200  $  6,149,000  $ 5,942,200
-----------------------------------------------------------------------------------------
Net cash provided by
 (used for) investing
 activities             $          $ 20,954,400  $  2,347,700  $ 33,003,500  $  (570,500)
-----------------------------------------------------------------------------------------
Net cash (used for)
 financing activities   $(166,700) $(22,447,600) $(23,650,200) $(32,458,700) $(5,202,500)
-----------------------------------------------------------------------------------------

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

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing on pages A-1 through A-11 in this report.

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

The Partnership is in the disposition phase of its life cycle. During the disposition phase of the Partnership's life cycle, comparisons of operating results are complicated due to the timing and effect of property sales. Partnership operating results are generally expected to decline as real property interests are sold since the Partnership no longer receives income generated from such real property interests. Through December 31, 2000, the Partnership has sold all of its investments in property.

OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999
Net income decreased by $1,009,000 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment, resulting from a November 1999 special cash distribution to Limited Partners. The decrease was also due to the absence of 2000 operating results from Glendale Center Shopping Center Shopping Mall ("Glendale"), resulting from its May 1999 sale.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998
Net income decreased by $1,082,600 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was primarily due to a decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in cash available for investment together with a reduction in operating results from Shoppes of West Melbourne ("Shoppes") and Glendale due to their respective 1998 and 1999 sales.

Rental revenues decreased by $2,548,500 for the year ended December 31, 1999 when compared to the year ended December 31, 1998. The decrease was due to the effects of the May 1999 sale of Glendale and the February 1998 sale of Shoppes.

LIQUIDITY AND CAPITAL RESOURCES
The decrease of $167,500 in the Partnership's cash position during the year ended December 31, 2000 was primarily the result of distributions paid to Partners on February 29, 2000. Liquid assets (including cash and cash equivalents) as of December 31, 2000 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

Net cash provided by (used for) operating activities changed from $906,700 for the year ended December 31, 1999 to $(800) for the year ended December 31, 2000. The change was primarily due to the decrease in net income, as previously discussed. The change was partially offset by the satisfaction of liabilities in connection with the 1999 sale of Glendale.

Net cash provided by investing activities decreased by $20,954,400 for the year ended December 31, 2000 when compared to the year ended December 31, 1999. The decrease was primarily due to the 1999 proceeds realized from the sale of Glendale and a net maturity of cash invested in debt securities during 1999 utilized to make the distribution to Limited Partners referred to below.

The Partnership has no financial instruments for which there are significant market risks.

The decrease in net cash used for financing activities of $22,280,900 for the year ended December 31, 2000 when compared to the year ended December 31, 1999 was primarily due to the 1999 special distributions to Limited Partners of Glendale Sale Proceeds and previously retained cash reserves together with the repayment of the mortgage loan encumbering Glendale in connection with its May 1999 sale. For additional information regarding the sale of Glendale, see Note 4 of Notes to Financial Statements.

The Partnership is a party to an appeal of the real estate taxes of the Fashion Atrium Building for fiscal years 1992 and 1993. During these periods the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be assurance as to the amount that will be realized or the timing of such realization.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) & (E) DIRECTORS

The Partnership has no directors. First Capital Financial LLC ("FCFC") (formerly known as First Capital Financial Corporation) is the Managing General Partner. The directors of FCFC, as of March 1, 2001, are shown in the table below. Directors serve for one year or until their successors are elected. The next annual meeting of FCFC will be held in June 2001.

       NAME                                                              OFFICE
       ----                                                              ------
       Douglas Crocker II.............................................. Director
       Donald J. Liebentritt........................................... Director

Douglas Crocker II, 60, has been President and Chief Executive Officer since December 1992 and a Director since January 1993 of the Managing General Partner. Mr. Crocker has been President, Chief Executive Officer and trustee of Equity Residential Properties Trust since March 31, 1993. Mr. Crocker is a member of the Board of Directors of Wellsford Real Properties, Inc. and Ventas Inc. and was a member of the Board of Directors of Horizon Group, Inc. from July 1996 to June 1998. Mr. Crocker was an Executive Vice President of Equity Financial and Management Company ("EFMC") from November 1992 until March 1997.

Donald J. Liebentritt, 50, has been Vice President of the Managing General Partner since July 1997 and a Director since May 2000 and is President of Equity Group Investments, LLC, Vice President and Assistant Secretary of Great American Management and Investment Inc. ("Great American") and was Principal and Chairman of the Board of Rosenberg and Liebentritt until its dissolution in 1999. Mr. Liebentritt has also been a director of Davel Communications, Inc. since November 2000.

(B) & (E) EXECUTIVE OFFICERS

The Partnership does not have any executive officers. The executive officers of the Managing General Partner as of March 1, 2001 are shown in the table. All officers are elected to serve for one year or until their successors are elected and qualified.

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

PRESIDENT AND CEO--See Table of Directors above.

VICE PRESIDENT--See Table of Directors above.

Norman M. Field, 52, has been Vice President of Finance and Treasurer of the Managing General Partner since February 1984, and also served as Vice President of Great American from July 1983 until March 1995 and from July 1997 until November 2000.

(D) FAMILY RELATIONSHIPS

There are no family relationships among any of the foregoing directors and officers.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no involvements in certain legal proceedings among any of the foregoing directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

(a, b, c & d) As stated in Item 10, the Partnership has no officers or directors. Neither the Managing General Partner, nor any director or officer of the Managing General Partner, received any direct remuneration from the Partnership during the year ended December 31, 2000. However, the Managing General Partner and Affiliates of the Managing General Partner do compensate the directors and officers of the Managing General Partner.

For additional information see Item 13 (a) Certain Relationships and Related Transactions.

(e) None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of March 1, 2001, no person owned of record or was known by the Partnership to own beneficially more than 5% of the Partnership's 100,000 Units then outstanding.

(b) The Partnership has no directors or executive officers. As of March 1, 2001 the executive officers and directors of the Managing General Partner, did not own any Units.

(c) None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Affiliates of the Managing General Partner, provided leasing, property management and supervisory services to the Partnership. Compensation for these property management services may not exceed the lesser of the compensation customarily charged in arm's-length transactions by persons rendering similar services or 6% of the gross receipts from the property being managed plus normal out-of-pocket expenses where the Managing General Partner or Affiliate provides leasing, re-leasing and/or leasing-related services, or 3% of gross receipts where the Managing General Partner or Affiliate does not perform leasing, re-leasing and/or leasing-related services for a particular property. For the year ended December 31, 2000, these Affiliates were entitled to supervisory management fees regarding post sale matters of $900. In addition, other Affiliates of the Managing General Partner were entitled to $8,500 as reimbursements for various administrative services including investor communications and accounting. Compensation for these services are on terms which are fair, reasonable and no less favorable to the Partnership than reasonably could be obtained from unaffiliated persons. Of these amounts, a total of $1,200 was due to Affiliates as of December 31, 2000.

  In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2000, the General Partners were not paid a Partnership Management Fee and allocated Net Profits of $800.

(b) None

(c) No management person is indebted to the Partnership.

(d) None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a, c & d) (1, 2 & 3) See Index of Financial Statements, Schedule and Exhibits on page A-1 of Form 10-K.

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended December 31, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES IX

                                     BY: FIRST CAPITAL FINANCIAL LLC
                                        MANAGING GENERAL PARTNER

Dated: March 23, 2001                          /s/ DOUGLAS CROCKER II
                                     By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      /s/ DOUGLAS CROCKER II             March 23, 2001    President, Chief Executive
______________________________________                      Officer and Director of
          DOUGLAS CROCKER II                                the Managing General
                                                            Partner

    /s/ DONALD J. LIEBENTRITT            March 23, 2001    Vice President and
______________________________________                      Director of the Managing
        DONALD J. LIEBENTRITT                               General Partner

       /s/ NORMAN M. FIELD               March 23, 2001    Vice President--Finance
______________________________________                      and Treasurer
           NORMAN M. FIELD

INDEX OF FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

                                                        Pages
----------------------------------------------------------------
Report of Independent Auditors                           A-2
Balance Sheets as of December 31, 2000 and 1999          A-3
Statements of Partners' Capital for the Years Ended
 December 31, 2000, 1999 and 1998                        A-4
Statements of Income and Expenses for the Years
 Ended December 31, 2000, 1999 and 1998                  A-5
Statements of Cash Flows for the Years Ended
 December 31, 2000, 1999 and 1998                        A-6
Notes to Financial Statements                        A-7 to A-11
----------------------------------------------------------------

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

EXHIBIT (13) Annual Report to Security Holders

The 1999 Annual Report to Limited Partners is being sent under separate cover, not as a filed document and not via EDGAR, for the information of the Commission.

REPORT OF INDEPENDENT AUDITORS

Partners
First Capital Income Properties, Ltd.--Series IX
Chicago, Illinois

We have audited the accompanying balance sheets of First Capital Income Properties, Ltd.--Series IX as of December 31, 2000 and 1999, and the related statements of income and expenses, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Capital Income Properties, Ltd.--Series IX at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                         Ernst & Young LLP

Chicago, Illinois
January 30, 2001

BALANCE SHEETS
December 31, 2000 and 1999
(All dollars rounded to nearest 00s)

                                               2000        1999
-----------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $ 3,101,000 $ 3,268,500
Other assets                                      4,700      16,900
-----------------------------------------------------------------------
                                            $ 3,105,700 $ 3,285,400
-----------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $    62,000 $    83,400
 Due to Affiliates, net                           1,200       3,300
 Distributions payable                                      166,700
 Other liabilities                              320,900     389,800
-----------------------------------------------------------------------
                                                384,100     643,200
-----------------------------------------------------------------------
Partners' capital:
 General Partners                                 1,100         300
 Limited Partners (100,000 Units issued and
  outstanding)                                2,720,500   2,641,900
-----------------------------------------------------------------------
                                              2,721,600   2,642,200
-----------------------------------------------------------------------
                                            $ 3,105,700 $ 3,285,400
-----------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                       General     Limited
                                      Partners     Partners       Total
----------------------------------------------------------------------------
Partners' capital, January 1, 1998    $  86,700  $ 28,046,200  $ 28,132,900
Net income for the year ended
 December 31, 1998                       46,600     2,124,400     2,171,000
Distributions for the year ended
 December 31, 1998                     (133,300)  (11,750,000)  (11,883,300)
----------------------------------------------------------------------------
Partners' capital, December 31, 1998         --    18,420,600    18,420,600
Net income for the year ended
 December 31, 1999                       67,100     1,021,300     1,088,400
Distributions for the year ended
 December 31, 1999                      (66,800)  (16,800,000)  (16,866,800)
----------------------------------------------------------------------------
Partners' capital, December 31, 1999        300     2,641,900     2,642,200
Net income for the year ended
 December 31, 2000                          800        78,600        79,400
----------------------------------------------------------------------------
Partners' capital, December 31, 2000  $   1,100  $  2,720,500  $  2,721,600
----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s except per Unit amounts)

                                                2000      1999       1998
----------------------------------------------------------------------------
Income:
 Rental                                       $ 10,500 $1,041,900 $3,590,400
 Interest                                      190,200    835,000  1,460,000
 Gain on sales of property                                 31,600  1,991,500
 Other                                          21,700     48,500
----------------------------------------------------------------------------
                                               222,400  1,957,000  7,041,900
----------------------------------------------------------------------------
Expenses:
 Interest                                                 191,200    616,500
 Depreciation and amortization                             11,600    394,900
 Property operating:
 Affiliates                                                 8,900     46,100
 Nonaffiliates                                            291,000    860,100
 Real estate taxes                                         97,900    380,900
 Insurance--Affiliate                                      21,700     53,500
 Repairs and maintenance                                  103,000    234,700
 General and administrative:
 Affiliates                                      9,400     30,500     35,800
 Nonaffiliates                                 133,600    112,800    248,400
 Provision for value impairment                                    2,000,000
----------------------------------------------------------------------------
                                               143,000    868,600  4,870,900
----------------------------------------------------------------------------
Net income                                    $ 79,400 $1,088,400 $2,171,000
----------------------------------------------------------------------------
Net income allocated to General Partners      $    800 $   67,100 $   46,600
----------------------------------------------------------------------------
Net income allocated to Limited Partners      $ 78,600 $1,021,300 $2,124,400
----------------------------------------------------------------------------
Net income allocated to Limited Partners per
 Unit (100,000 Units outstanding)             $    .79 $    10.21 $    21.24
----------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(All dollars rounded to nearest 00s)

                                          2000         1999          1998
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                            $   79,400  $  1,088,400  $  2,171,000
 Adjustments to reconcile net income
  to net cash (used for) provided by
  operating activities:
 Depreciation and amortization                           11,600       394,900
 Gain on sales of property                              (31,600)   (1,991,500)
 Provision for value impairment                                     2,000,000
 Changes in assets and liabilities:
  Decrease in rents receivable                          259,100       239,900
  Decrease in other assets                 12,200        18,600         4,700
  (Decrease) in accounts payable and
   accrued expenses                       (21,400)     (482,600)      (32,500)
  (Decrease) in due to Affiliates          (2,100)      (49,800)       (9,500)
  (Decrease) increase in prepaid rent                   (65,000)       38,500
  (Decrease) increase in other
   liabilities                            (68,900)      158,000       (45,300)
------------------------------------------------------------------------------
   Net cash (used for) provided by
    operating activities                     (800)      906,700     2,770,200
------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of property                      7,813,800    10,576,600
 Decrease (increase) in investments in
  debt securities                                    12,993,400    (8,131,400)
 Payments for capital and tenant
  improvements                                                           (700)
 (Reduction) in earnest money deposit                   (50,000)
 Decrease (increase) in escrow
  deposits                                              197,200       (96,800)
------------------------------------------------------------------------------
   Net cash provided by investing
    activities                                       20,954,400     2,347,700
------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on mortgage loans
  payable                                              (672,400)     (988,900)
 Repayment of mortgage loan payable                  (4,898,400)
 Payment of loan acquisition costs                                    (27,900)
 (Decrease) in security deposits                        (10,000)      (11,200)
 Distributions paid to Partners          (166,700)  (16,866,800)  (22,622,200)
------------------------------------------------------------------------------
   Net cash (used for) financing
    activities                           (166,700)  (22,447,600)  (23,650,200)
------------------------------------------------------------------------------
Net (decrease) in cash and cash
 equivalents                             (167,500)     (586,500)  (18,532,300)
Cash and cash equivalents at the
 beginning of the year                  3,268,500     3,855,000    22,387,300
------------------------------------------------------------------------------
Cash and cash equivalents at the end
 of the year                           $3,101,000  $  3,268,500  $  3,855,000
------------------------------------------------------------------------------
Supplemental information:
 Interest paid during the year         $       --  $    191,200  $    616,500
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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

The Partnership has disposed of its real estate properties. Upon resolution of the various post closing matters related to the sale of the Partnership's properties, the Partnership will make a liquidating distribution and dissolve. The Managing General Partner does not anticipate complete resolution of these matters during 2001.

In 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve post-closing matters relating to properties sold by the Partnership. The adoption of Statement 131 did not affect the Partnership's results of operations or financial position.

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

The Partnership's financial statements include financial instruments, including receivables and trade liabilities. The fair value of all other financial instruments, including cash and cash equivalents, were not materially different from their carrying value at December 31, 2000 and 1999.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (a) the General Partners' Partnership Management Fee for such fiscal year; or (b) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (a) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (b) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the year ended December 31, 2000 the General Partners were not paid a Partnership Management Fee and were allocated Net Profits of $800. For the year ended December 31, 1999, the General Partners were paid a Partnership Management Fee of $66,800, and allocated Net Profits of $67,100, which included a gain of $300 from the sale of a Partnership property. For the year ended December 31, 1998, the General Partners were paid a Partnership Management Fee of $133,300, and allocated Net Profits of $46,600, which included a gain of $19,900 from the sale of a Partnership property and a (loss) of $(106,600) from a provision for value impairment.

Fees and reimbursements paid and payable to Affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                  2000            1999             1998
                             --------------- --------------- ----------------
                              Paid   Payable  Paid   Payable   Paid   Payable
-----------------------------------------------------------------------------
Real estate commission (a)      None   None     None   None      None $48,500
Property management and
 leasing fees                $   900   None  $ 9,800   None  $ 31,100    None
Reimbursements of property
 insurance premiums             None   None   21,700   None    53,500    None
Legal                           None   None   27,200   None    66,500    None
Reimbursements of expenses,
 at cost:
 --Accounting                  5,000   None   12,300 $2,300    16,500   3,200
 --Investor communication      5,700 $1,200   12,700  1,000     8,700   1,400
 --Other                        None   None     None   None       200    None
-----------------------------------------------------------------------------
                             $11,600 $1,200  $83,700 $3,300  $176,500 $53,100
-----------------------------------------------------------------------------

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

3. INCOME TAX:

The Partnership utilizes the accrual method of accounting for both income tax reporting and financial statement purposes. Financial statement results will differ from tax results due to the use of differing depreciation lives and methods, the recognition of rents received in advance as taxable income, the Partnership's provisions for value impairment and other factors. For the years ended December 31, 2000, 1999 and 1998, net income (loss) for income tax reporting purposes was $79,400, $(3,131,000) and $3,895,200, respectively

4. PROPERTY SALES:

On May 21, 1999, a joint venture in which the Partnership owned a 50% interest consummated the sale of Glendale Center Shopping Mall, located in Indianapolis, Indiana. The sale price was $15,700,000. The Partnership's share of Sale Proceeds from this transaction was $2,915,400, which was net of closing expenses and the repayment of the mortgage loan encumbering the property. The Partnership recorded a gain of $31,600 in connection with this sale and distributed $2,900,000 or $29.00 per Unit on November 30, 1999 to Limited Partners of record as of May 21, 1999. In addition, in connection with the sale of the Partnership's remaining real estate asset, the Partnership's need for cash reserves had been lessened. Accordingly, the Partnership declared a special distribution of $13,300,000 or $133.00 per Unit, which was paid on November 30, 1999 to Limited Partners of record as of May 21, 1999. Upon entering into the contract to sell Glendale in 1998 the

Partnership recorded a provision for value impairment in the amount of $2,000,000 which reduced the carrying basis in Glendale to approximate the contract price less estimated selling expenses. The Partnership classified Glendale as Held for Disposition as of October 1, 1998 which precluded the recording of depreciation from that point forward.

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

5. REAL ESTATE TAX APPEAL:

The Partnership is a party to appeals of real estate taxes of the Fashion Atrium Building for fiscal years 1992 and 1993. During these periods, the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be no assurance as to the amount that will be realized or the timing of such realization from these appeals.