Form 10-Q
period 2001-03-31
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2001-05-10
CIK 716297

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

  FOR THE PERIOD ENDED MARCH 31, 2001

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             March 31,
                                               2001     December 31,
                                            (Unaudited)     2000
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $3,126,500   $3,101,000
Other assets                                     3,300        4,700
--------------------------------------------------------------------
                                            $3,129,800   $3,105,700
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   72,500   $   62,000
 Due to Affiliates                               1,900        1,200
 Other liabilities                             320,900      320,900
--------------------------------------------------------------------
                                               395,300      384,100
--------------------------------------------------------------------
Partners' capital:
 General Partners                                1,200        1,100
 Limited Partners (100,000 units issued and
  outstanding)                               2,733,300    2,720,500
--------------------------------------------------------------------
                                             2,734,500    2,721,600
--------------------------------------------------------------------
                                            $3,129,800   $3,105,700
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the quarter ended March 31, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                            General   Limited
                                            Partners  Partners    Total
--------------------------------------------------------------------------
Partners' capital, January 1,
 2000                                        $  300  $2,641,900 $2,642,200
Net income for the year ended December 31,
 2000                                           800      78,600     79,400
--------------------------------------------------------------------------
Partners' capital, December 31,
 2000                                         1,100   2,720,500  2,721,600
Net income for the quarter ended March 31,
 2001                                           100      12,800     12,900
--------------------------------------------------------------------------
Partners' capital, March 31,
 2001                                        $1,200  $2,733,300 $2,734,500
--------------------------------------------------------------------------

2
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001    2000
---------------------------------------------------------------------------
Income:
 Rental                                                     $    -- $   900
 Interest                                                    41,200  45,300
---------------------------------------------------------------------------
                                                             41,200  46,200
---------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                  2,000   2,900
  Nonaffiliates                                              26,300  32,300
---------------------------------------------------------------------------
                                                             28,300  35,200
---------------------------------------------------------------------------
Net income                                                  $12,900 $11,000
---------------------------------------------------------------------------
Net income allocated to General Partners                    $   100 $   100
---------------------------------------------------------------------------
Net income allocated to Limited Partners                    $12,800 $10,900
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (100,000
 Units outstanding)                                         $  0.13 $  0.11
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the quarters ended March 31, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001       2000
-----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   12,900 $   11,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   Decrease (increase) in other assets                      1,400       (100)
   Increase (decrease) in accounts payable and accrued
    expenses                                               10,500     (3,100)
   Increase (decrease) in due to Affiliates                   700     (3,100)
-----------------------------------------------------------------------------
    Net cash provided by operating activities              25,500      4,700
-----------------------------------------------------------------------------
    Net cash from investing activities                         --         --
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                --   (166,700)
-----------------------------------------------------------------------------
    Net cash (used for) financing activities                   --   (166,700)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       25,500   (162,000)
Cash and cash equivalents at the beginning of the
 period                                                 3,101,000  3,268,500
-----------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,126,500 $3,106,500
-----------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

The Partnership has one reportable segment as the Partnership is in the disposition phase of its life cycle, wherein it is seeking to resolve matters related to properties sold by the Partnership.

Cash equivalents are considered all highly liquid investments with a maturity of three months or less when purchased.

Reference is made to the Partnership's annual report for the year ended December 31, 2000 for a description of other accounting policies and additional details of the Partnership's financial condition, results of operations, changes in Partners' capital and changes in cash balances for the year then ended. The details provided in the notes thereto have not changed except as a result of normal transactions in the interim or as otherwise disclosed herein.

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For both of the three months ended March 31, 2001 and 2000, the General Partners were not paid a Partnership management fee and were allocated Net Profits of $100.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter ended March 31, 2001 were as follows:

                                      Paid  Payable
---------------------------------------------------
Asset management fees                $  300   None
Reimbursement of expenses, at cost:
 --Investor communications            1,000 $1,900
---------------------------------------------------
                                     $1,300 $1,900
---------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Partnership's annual report for the year ended December 31, 2000 for a discussion of the Partnership's business.

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

OPERATIONS
Net income increased by $1,900 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease in costs associated with printing and mailing reports to investors was almost entirely offset by the decrease in interest earned on the Partnership's short-term investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase of $25,500 in the Partnership's cash position during the three months ended March 31, 2001 was the result of net cash provided by operating activities. Liquid assets (including cash and cash equivalents) of the Partnership as of March 31, 2001 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

The decrease in net cash provided by operating activities of $20,800 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000 was primarily due to the timing of the payment of certain Partnership expenses.

Net cash used for financing activities decreased by $166,700 for the three months ended March 31, 2001 when compared to the three months ended March 31, 2000. The decrease was due to the suspension of distributions to Partners following the February 29, 2000 distribution. No further distributions will be made to Partners until the dissolution of the Partnership.

The Partnership has no financial instruments for which there are significant risks.

The Partnership is a party to an appeal of the real estate taxes of the Fashion Atrium Building for fiscal years 1992 and 1993. During these the Partnership owned a 50% interest in the joint venture that owned the Fashion Atrium Building. There can be no assurance as to the amount that will be realized or the timing of such realization from this appeal.

The Managing General Partner is in the process of wrapping-up the Partnership's affairs. This process includes a resolution of all post-closing property and Partnership matters, including the real estate tax appeal referred to above. Following the resolution of post-closing property matters and the establishment of a reserve for contingencies and wrap-up expenses, the Partnership will make a liquidating distribution to Partners and dissolve.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES IX

                                     By: FIRST CAPITAL FINANCIAL LLC
                                        MANAGING GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: May 11, 2001                   By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: May 11, 2001                   By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER