Form 10-Q
period 2001-06-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2001-08-10
CIK 716297

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

  FOR THE PERIOD ENDED JUNE 30, 2001

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                                             June 30,
                                               2001     December 31,
                                            (Unaudited)     2000
--------------------------------------------------------------------
ASSETS
Cash and cash equivalents                   $3,326,000   $3,101,000
Other assets                                     3,300        4,700
--------------------------------------------------------------------
                                            $3,329,300   $3,105,700
--------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and accrued expenses      $   61,100   $   62,000
 Due to Affiliates                               4,700        1,200
 Other liabilities                             529,000      320,900
--------------------------------------------------------------------
                                               594,800      384,100
--------------------------------------------------------------------
Partners' capital:
 General Partners                                1,200        1,100
 Limited Partners (100,000 units issued and
  outstanding)                               2,733,300    2,720,500
--------------------------------------------------------------------
                                             2,734,500    2,721,600
--------------------------------------------------------------------
                                            $3,329,300   $3,105,700
--------------------------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the six months ended June 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                                                 General   Limited
                                                 Partners  Partners    Total
-------------------------------------------------------------------------------
Partners' capital, January 1, 2000                $  300  $2,641,900 $2,642,200
Net income for the year ended December 31, 2000      800      78,600     79,400
-------------------------------------------------------------------------------
Partners' capital, December 31, 2000               1,100   2,720,500  2,721,600
Net income for the
 six months ended June 30, 2001                      100      12,800     12,900
-------------------------------------------------------------------------------
Partners' capital,
 June 30, 2001                                    $1,200  $2,733,300 $2,734,500
-------------------------------------------------------------------------------

                                                                               3
    The accompanying notes are an integral part of the financial statements

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001    2000
---------------------------------------------------------------------------
Income:
 Rental                                                     $   900 $ 1,700
 Interest                                                    32,600  46,500
---------------------------------------------------------------------------
                                                             33,500  48,200
---------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                  4,900   3,000
  Nonaffiliates                                              28,600  30,700
---------------------------------------------------------------------------
                                                             33,500  33,700
---------------------------------------------------------------------------
Net income                                                  $     0 $14,500
---------------------------------------------------------------------------
Net income allocated to General Partners                    $     0 $   200
---------------------------------------------------------------------------
Net income allocated to Limited Partners                    $     0 $14,300
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (100,000
 Units outstanding)                                         $  0.00 $  0.14
---------------------------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                                             2001    2000
---------------------------------------------------------------------------
Income:
 Rental                                                     $   900 $ 2,600
 Interest                                                    73,800  91,800
---------------------------------------------------------------------------
                                                             74,700  94,400
---------------------------------------------------------------------------
Expenses:
 General and administrative:
  Affiliates                                                  6,900   5,900
  Nonaffiliates                                              54,900  63,000
---------------------------------------------------------------------------
                                                             61,800  68,900
---------------------------------------------------------------------------
Net income                                                  $12,900 $25,500
---------------------------------------------------------------------------
Net income allocated to General Partners                    $   100 $   300
---------------------------------------------------------------------------
Net income allocated to Limited Partners                    $12,800 $25,200
---------------------------------------------------------------------------
Net income allocated to Limited Partners per Unit (100,000
 Units outstanding)                                         $  0.13 $  0.25
---------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s)

                                                          2001        2000
------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                            $   12,900  $   25,500
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Changes in assets and liabilities:
   Decrease (increase) in other assets                      1,400        (200)
   (Decrease) increase in accounts payable and accrued
    expenses                                                 (900)      8,500
   Increase (decrease) in due to Affiliates                 3,500      (3,000)
   Increase in other liabilities                          208,100
------------------------------------------------------------------------------
    Net cash provided by operating activities             225,000      30,800
------------------------------------------------------------------------------
    Net cash from investing activities                         --          --
------------------------------------------------------------------------------
Cash flows from financing activities:
 Distributions paid to Partners                                      (166,700)
------------------------------------------------------------------------------
    Net cash (used for) financing activities                   --    (166,700)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      225,000    (135,900)
Cash and cash equivalents at the beginning of the
 period                                                 3,101,000   3,268,500
------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period     $3,326,000  $3,132,600
------------------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. RELATED PARTY TRANSACTIONS:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and six months ended June 30, 2001, the General Partners were not paid a Partnership Management Fee and were allocated Net Profits of $0 and $100, respectively. For the quarter and six months ended June 30, 2000, the General Partners were not paid a Partnership Management Fee, and were allocated Net Profits from operations, of $200 and $300, respectively.

Fees and reimbursement paid and payable by the Partnership to Affiliates during the quarter and six months ended June 30, 2001 were as follows:

                                 Paid
                            --------------
                                     Six
                            Quarter Months Payable
--------------------------------------------------
Asset management fees       $ 1,100 $1,400   None
Reimbursement of expenses,
 at cost:
 --Investor communications    1,000  2,000  4,700
--------------------------------------------------
                            $ 2,100 $3,400 $4,700
--------------------------------------------------

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

OPERATIONS
Net income decreased by $14,500 and $12,600 for the quarter and six months ended June 30, 2001 when compared to the quarter and six months ended June 30, 2000. The decreases were primarily due to the decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in interest rates earned on those investments.

LIQUIDITY AND CAPITAL RESOURCES
The increase of $255,000 in the Partnership's cash position for the six months ended June 30, 2001 was primarily the result of the settlement of a real estate tax appeal at Glendale Center Shopping Mall. Liquid assets (including cash and cash equivalents) as of June 30, 2001 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

The increase in net cash provided by operating activities of $194,200 for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000 was primarily due to the receipt of the proceeds from the settlement of the real estate tax appeal at Glendale Center Shopping Mall. The increase was partially offset by the decrease in net income, as previously discussed.

The Partnership has no financial instruments for which there are significant market risks.

Net cash used for financing activities decreased by $166,700 for the six-months ended June 30, 2001 when compared to the six-months ended June 30, 2000. The decrease was due to the suspension of distributions to Partners following the February 29, 2000 distribution. No further distributions will be made to Partners until the dissolution of the Partnership.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended June 30, 2001.

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

                                     FIRST CAPITAL INCOME PROPERTIES, LTD.--
                                     SERIES IX

                                     By: FIRST CAPITAL FINANCIAL LLC
                                        MANAGING GENERAL PARTNER

                                               /s/ DOUGLAS CROCKER II
Date: August 10, 2001                By: ______________________________________
                                                   DOUGLAS CROCKER II
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                               /s/ PHILIP G. TINKLER
Date: August 10, 2001                By: ______________________________________
                                                   PHILIP G. TINKLER
                                         VICE PRESIDENT--FINANCE AND TREASURER