Form 10-Q
period 2001-09-30
FIRST CAPITAL INCOME PROPERTIES LTD SERIES IX
filed 2001-11-13
CIK 716297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                               -----------------

                                   FORM 10-Q

                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended September 30, 2001

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

BALANCE SHEETS
(All dollars rounded to nearest 00s)

                          September 30,
                              2001      December 31,
                           (Unaudited)      2000
----------------------------------------------------

ASSETS
Cash and cash equivalents  $3,307,200    $3,101,000
Other assets                      500         4,700
----------------------------------------------------
                           $3,307,700    $3,105,700
----------------------------------------------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts payable and
   accrued expenses        $   63,500    $   62,000
 Due to Affiliates              4,600         1,200
 Other liabilities            514,500       320,900
----------------------------------------------------
                              582,600       384,100
----------------------------------------------------
Partners' capital:
 General Partners               1,100         1,100
 Limited Partners
   (100,000 units issued
   and outstanding)         2,724,000     2,720,500
----------------------------------------------------
                            2,725,100     2,721,600
----------------------------------------------------
                           $3,307,700    $3,105,700
----------------------------------------------------

STATEMENTS OF PARTNERS' CAPITAL
For the nine months ended September 30, 2001 (Unaudited) and the year ended December 31, 2000
(All dollars rounded to nearest 00s)

                        General   Limited
                        Partners  Partners    Total
------------------------------------------------------
Partners' capital,
  January 1, 2000        $  300  $2,641,900 $2,642,200
Net income for the year
  ended December 31,
  2000                      800      78,600     79,400
------------------------------------------------------
Partners' capital,
  December 31, 2000       1,100   2,720,500  2,721,600
Net income for the nine
  months ended
  September 30, 2001         --       3,500      3,500
------------------------------------------------------
Partners' capital,
  September 30, 2001     $1,100  $2,724,000 $2,725,100
------------------------------------------------------

3
   The accompanying notes are an integral part of the financial statements.

STATEMENTS OF INCOME AND EXPENSES
For the quarters ended September 30, 2001 and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                        2001     2000
-------------------------------------------------------
Income:
 Rental                                $    --  $   900
 Interest                               28,700   49,800
-------------------------------------------------------
                                        28,700   50,700
-------------------------------------------------------
Expenses:
 General and administrative:
   Affiliates                            8,200    2,000
   Nonaffiliates                        29,900   21,000
-------------------------------------------------------
                                        38,100   23,000
-------------------------------------------------------
Net (loss) income                      $(9,400) $27,700
-------------------------------------------------------
Net (loss) income allocated to General
  Partners                             $  (100) $   200
-------------------------------------------------------
Net (loss) income allocated to Limited
  Partners                             $(9,300) $27,500
-------------------------------------------------------
Net (loss) income allocated to Limited
  Partners per Unit (100,000 Units
  outstanding)                         $ (0.09) $  0.28
-------------------------------------------------------

STATEMENTS OF INCOME AND EXPENSES
For the nine months ended September 30, 2001 and 2000
and 2000
(Unaudited)
(All dollars rounded to nearest 00s
except per Unit amounts)

                                     2001     2000
----------------------------------------------------
Income:
 Rental                            $    900 $  3,500
 Interest                           102,500  141,600
----------------------------------------------------
                                    103,400  145,100
----------------------------------------------------
Expenses:
 General and administrative:
   Affiliates                        15,100    7,900
   Nonaffiliates                     84,800   84,000
----------------------------------------------------
                                     99,900   91,900
----------------------------------------------------
Net income                         $  3,500 $ 53,200
----------------------------------------------------
Net income allocated to General
  Partners                         $      0 $    500
----------------------------------------------------
Net income allocated to Limited
  Partners                         $  3,500 $ 52,700
----------------------------------------------------
Net income allocated to Limited
  Partners per Unit (100,000 Units
  outstanding)                     $   0.04 $   0.53
----------------------------------------------------

STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2001
(Unaudited)
(All dollars rounded to nearest 00s)

                                       2001       2000
-------------------------------------------------------
Cash flows from operating
  activities:
 Net income                         $    3,500 $   53,200
 Adjustments to reconcile net
   income to net cash provided
   by (used for) operating
   activities:
   Changes in assets and
     liabilities:
     Decrease (increase) in
       other assets                      4,200    (38,200)
     Increase (decrease) in
       accounts payable and
       accrued expenses                  1,500     (4,800)
     Increase (decrease) in due
       to Affiliates                     3,400     (2,300)
     Increase (decrease) in
       other liabilities               193,600    (68,900)
-------------------------------------------------------
       Net cash provided by
         (used for) operating
         activities                    206,200    (61,000)
-------------------------------------------------------
       Net cash from investing
         activities                         --         --
-------------------------------------------------------
Cash flows from financing
  activities:
 Distributions paid to Partners                  (166,700)
-------------------------------------------------------
       Net cash (used for)
         financing activities               --   (166,700)
-------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                 206,200   (227,700)
Cash and cash equivalents at the
  beginning of the period            3,101,000  3,268,500
-------------------------------------------------------
Cash and cash equivalents at the
  end of the period                 $3,307,200 $3,040,800
-------------------------------------------------------

                                                                             4
   The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

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

The financial information included in these financial statements is unaudited; however, in management's opinion, all adjustments (consisting of only normal, recurring accruals) necessary for a fair presentation of the results of operations for the periods included have been made. Results of operations for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the year ending December 31, 2001.

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

2. Related party transactions:

In accordance with the Partnership Agreement, subsequent to October 31, 1983, the Termination of the Offering, the General Partners are entitled to 10% of Cash Flow (as defined in the Partnership Agreement), as a Partnership Management Fee. Net Profits (exclusive of Net Profits from the sale or disposition of Partnership properties) are allocated: first, to the General Partners, in an amount equal to the greater of: (A) the General Partners' Partnership Management Fee for such fiscal year; or (B) 1% of such Net Profits; and second, the balance, if any, to the Limited Partners. Net Profits from the sale or disposition of a Partnership property are allocated: first, to the General Partners and the Limited Partners with negative balances in their capital accounts, pro rata in proportion to such respective negative balances, to the extent of the total of such negative balances; second, to the General Partners, in an amount necessary to make the aggregate amount of their capital accounts equal to the greater of: (A) the Sale or Refinancing Proceeds to be distributed to the General Partners with respect to the sale or disposition for such property; or (B) 1% of such Net Profits; and third, the balance, if any, to the Limited Partners. Net Losses (exclusive of Net Losses from the sale, disposition or provision for value impairment of Partnership properties) are allocated 1% to the General Partners and 99% to the Limited Partners. Net Losses from the sale, disposition or provision for value impairment of Partnership properties are allocated: first, to the General Partners to the extent of the aggregate balance in their capital accounts; second, to the Limited Partners and among them (in the ratio which their respective capital account balances bear to the aggregate of all capital account balances of the Limited Partners) until the balance in their capital accounts shall be reduced to zero; third, the balance, if any, 99% to the Limited Partners and 1% to the General Partners. In all events there shall be allocated to the General Partners not less than 1% of Net Profits and Net Losses from the sale, disposition or provision for value impairment of a Partnership property. For the quarter and nine months ended September 30, 2001 the General Partners were not paid a Partnership Management Fee and were allocated Net Losses of $(100) and $0. For the quarter and nine months ended September 30, 2000, the General Partners were not paid a Partnership Management Fee and were allocated Net Profits of $200 and $500, respectively.

Fees and reimbursements paid and payable by the Partnership to Affiliates during the quarter and nine months ended September 30, 2001 were as follows:

                                Paid
                           ---------------
                                    Nine
                           Quarter Months  Payable
--------------------------------------------------
Asset management fees      $  200  $ 1,600 $ None
Reimbursement of expenses,
  at cost:
 --Accounting                  --       --  2,000
 --Investor communications  8,100   10,100  2,600
--------------------------------------------------
                           $8,300  $11,700 $4,600
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

TRANSFER AGENT AND REGISTRAR
THE BANK OF NEW YORK
P.O. Box 7090
Troy, Michigan 48007-7090
(800) 447-7364
[LOGO]
FIRST CAPITAL
INCOME PROPERTIES, Ltd.
Series IX
                                    [Graphic]

sponsored by FIRST CAPITAL FINANCIAL LLC
      Two North Riverside Plaza
      Chicago, Illinois 60606

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

Operations
Net income decreased by $49,700 for the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000. The decrease was primarily due to the decrease in interest earned on the Partnership's short-term investments, which was due to a decrease in interest rates earned on those investments.

Net income changed from $27,700 for the quarter ended September 30, 2000 to $(9,400) for the quarter ended September 30, 2001. The change was primarily due to the decrease in interest earned on the Partnership's short-term investments.

Liquidity and Capital Resources
The increase of $206,200 in the Partnership's cash position for the nine months ended September 30, 2001 was primarily the result of the settlement of a real estate tax appeal at Glendale Center Shopping Mall. Liquid assets (including cash and cash equivalents) as of September 30, 2001 were comprised of amounts held for post property sale matters and Partnership liquidation expenses.

Net cash (used for) provided by operating activities changed from $(61,000) for the nine months ended September 30, 2000 to $206,200 for the nine months ended September 30, 2001. The change was primarily due to the receipt of the proceeds from the settlement of the real estate tax appeal at Glendale Center Shopping Mall. The change was also due to the timing of the payment of certain Partnership expenses.

The Partnership has no financial instruments for which there are significant market risks.

Net cash used for financing activities decreased by $166,700 for the nine-months ended September 30, 2001 when compared to the nine-months ended September 30, 2000. The decrease was due to the suspension of distributions to Partners following the February 29, 2000 distribution. No further distributions will be made to Partners until the dissolution of the Partnership.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits: None

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FIRST CAPITAL INCOME PROPERTIES,
                                          LTD.--SERIES IX

                                          By: FIRST CAPITAL FINANCIAL LLC
                                             MANAGING GENERAL PARTNER

                                                   /s/ DOUGLAS CROCKER II
Date: November 13, 2001
                                          By: _________________________________
                                                     DOUGLAS CROCKER II
                                             President and Chief Executive
                                                          Officer

                                                   /s/ PHILIP G. TINKLER
Date: November 13, 2001
                                          By: _________________________________
                                                     PHILIP G. TINKLER
                                             Vice President--Finance and
                                                         Treasurer